Form 10-Q
period 1995-03-31
BUSINESS RECORDS CORPORATION HOLDING CO
filed 1995-05-12
CIK 205219

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1995
Commission File Number 0-8615


                BUSINESS RECORDS CORPORATION HOLDING COMPANY
          (Exact name of registrant as specified in its charter)



           DELAWARE                               75-1533071
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


1111 West Mockingbird Lane, Suite 1400
Dallas, Texas                                       75247
(Address of principal executive)                  (Zip Code)


                               (214) 688-1800
            Registrant's telephone number, including area code


                                    None
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X      No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at April 30, 1995
Common Stock                                          6,228,929
$.10 Par Value


                 BUSINESS RECORDS CORPORATION HOLDING COMPANY


                                   INDEX



                                                                       PAGE

Part I.   Financial Information

               Consolidated Condensed Balance
               Sheets - March 31, 1995 and
               December 31, 1994                                          1

               Consolidated Condensed Statements of
               Income - Three Months Ended March 31,
               1995 and 1994                                              2

               Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994                 3

               Notes to Consolidated Condensed Financial
               Statements                                                 4

               Management's Discussion and Analysis                       5


Part II.  Other Information                                               7

                      PART I.  FINANCIAL INFORMATION

               BUSINESS RECORDS CORPORATION HOLDING COMPANY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Unaudited)
                                                March 31,       December 31,
                                                  1995              1994
ASSETS

Current assets:
Cash and cash equivalents. . . . . . . . .   $    751,000      $ 21,921,000
Short-term marketable securities . . . . .     32,527,000        14,688,000
Accounts and notes receivable, net . . . .     25,517,000        26,108,000
Inventories (Note 4) . . . . . . . . . . .      8,353,000         5,953,000
Deferred tax asset . . . . . . . . . . . .      6,756,000         6,856,000
Other current assets . . . . . . . . . . .      1,002,000           938,000
  Total current assets . . . . . . . . . .     74,906,000        76,464,000

Property, plant & equipment. . . . . . . .     60,252,000        59,279,000
 Less accumulated depreciation
   & amortization. . . . . . . . . . . . .     42,825,000        41,228,000
                                               17,427,000        18,051,000

Long-term marketable securities. . . . . .     15,918,000         8,278,000
Long-term installment receivables. . . . .      6,248,000         6,815,000
Purchased software and data bases, net . .      2,763,000         2,883,000
Goodwill and related intangibles, net. . .     35,841,000        36,399,000
Other assets . . . . . . . . . . . . . . .      1,753,000         2,059,000

Total assets . . . . . . . . . . . . . . .   $154,856,000      $150,949,000


LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable . . . . . . . . . . . . .   $  3,162,000      $  3,100,000
Accrued liabilities. . . . . . . . . . . .     22,808,000        24,463,000
Current portion of
 notes and capital leases. . . . . . . . .      1,326,000         1,523,000
Convertible exchangeable notes to
 officer/director (Note 6) . . . . . . . .            ---         1,333,000
  Total current liabilities. . . . . . . .     27,296,000        30,419,000

Long-term notes and capital leases . . . .        992,000         1,361,000
Deferred tax liability . . . . . . . . . .      4,449,000         4,574,000
Noncurrent liabilities . . . . . . . . . .         28,000            29,000


Shareholders' Equity:
Common stock . . . . . . . . . . . . . . .        621,000           606,000
Additional paid-in capital . . . . . . . .     51,993,000        50,075,000
Retained earnings. . . . . . . . . . . . .     69,477,000        66,765,000
Treasury stock . . . . . . . . . . . . . .            ---        (2,880,000)
  Total shareholders' equity . . . . . . .    122,091,000       114,566,000

Total liabilities and
 shareholders' equity. . . . . . . . . . .   $154,856,000      $150,949,000


See accompanying Notes to the Consolidated Condensed Financial Statements.


               BUSINESS RECORDS CORPORATION  HOLDING COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                Three Months Ended March 31,
                                                   1995              1994

Revenues . . . . . . . . . . . . . . . .        $ 32,456,000     $ 32,354,000

Cost of products and services. . . . . .          23,227,000       22,206,000
Selling, general and administrative. . .           5,436,000        5,397,000
                                                  28,663,000       27,603,000


Operating profit . . . . . . . . . . . .           3,793,000        4,751,000

Interest income (expense), net . . . . .             726,000          (54,000)

Income before income tax . . . . . . . .           4,519,000        4,697,000

Income tax provision . . . . . . . . . .           1,807,000        1,973,000

Net income . . . . . . . . . . . . . . .        $  2,712,000     $  2,724,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . . .        $        .43     $        .49

   Average shares. . . . . . . . . . . .           6,244,000        5,570,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . . .        $        .43     $        .46

    Average shares (Note 5). . . . . . .           6,339,000        6,212,000


Cash dividends per share . . . . . . . .        $        ---     $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.


                BUSINESS RECORDS CORPORATION HOLDING COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                 Three Months Ended March 31,
                                                    1995              1994
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .    $ 2,712,000       $ 2,724,000
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization. . . . . .      2,800,000         2,552,000
    Loss (gain) on sale of assets. . . . . .            ---             3,000
    Changes in assets and liabilities:
     (Increase) decrease in
       accounts receivable . . . . . . . . .        851,000         1,956,000
     (Increase) decrease in inventories. . .     (2,400,000)            4,000
     (Increase) decrease in other assets . .        293,000        (2,787,000)
     Increase (decrease) in
      accounts payable . . . . . . . . . . .         62,000           259,000
     Increase (decrease) in
      other liabilities. . . . . . . . . . .       (764,000)        1,907,000
    Total adjustments. . . . . . . . . . . .        842,000         3,894,000
Net cash provided by
 operating activities. . . . . . . . . . . .      3,554,000         6,618,000


Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . .     (1,325,000)       (1,236,000)
  Marketable securities. . . . . . . . . . .    (25,605,000)        4,314,000
  Proceeds from sale of assets . . . . . . .            ---               ---
  Additions to installment receivables . . .       (641,000)       (1,357,000)
  Proceeds from installment receivables. . .        949,000           369,000
Net cash (used in) provided by
 investing activities. . . . . . . . . . . .    (26,622,000)        2,090,000

Cash flows from financing activities:
  Principal payments on
   notes and capital leases. . . . . . . . .       (566,000)         (364,000)
  Issuance of common stock . . . . . . . . .      2,949,000         5,503,000
  Repurchases of stock and other . . . . . .       (485,000)       (6,952,000)
Net cash provided by
 financing activities. . . . . . . . . . . .      1,898,000        (1,813,000)

Increase (decrease) in cash
 and cash equivalents. . . . . . . . . . . .    (21,170,000)        6,895,000
Cash and cash equivalents at
 beginning of period . . . . . . . . . . . .    $21,921,000       $18,006,000
Cash and cash equivalents at
 end of period . . . . . . . . . . . . . . .    $   751,000       $24,901,000

Supplemental disclosures -- Cash payments during the first three months of 1995 for income taxes and interest were $1,535,000 and $122,000, respectively. Cash payments during the first three months of 1994 for income taxes and interest were $95,000 and $402,000, respectively.

In the first three months of 1995 and 1994, 95,238 and 71,428 additional shares of common stock were issued upon the conversion of $1,333,000 and $1,000,000, respectively, of the Company's $10,000,000 10% Convertible Exchangeable Notes.

See accompanying Notes to Consolidated Condensed Financial Statements.


               BUSINESS RECORDS CORPORATION HOLDING COMPANY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The interim consolidated condensed financial statements included herein have been prepared by Business Records Corporation Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year. The significant area that could be affected by future developments is as follows:

     Physical Inventories - The Company takes physical inventory at interim times during the fiscal year. Management believes that the costs of taking a physical inventory more frequently would considerably exceed the benefit. Accordingly, the amounts shown for inventories at March 31, 1995 have been determined from the Company's regular accounting system. However, the Company expects no significant quarterly adjustments will arise when the next physical inventory is taken.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1995 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                                 March 31,     December 31,
                                                   1995            1994
          Finished goods . . . . . . . . . .     $ 2,436,000   $ 2,779,000
          Work in progress . . . . . . . . .       2,520,000     1,355,000
          Raw materials and supplies . . . .       3,397,000     1,819,000
          Net inventories. . . . . . . . . .     $ 8,353,000   $ 5,953,000

5. Earnings per share, assuming full dilution, for the three months ended March 31, 1995 is computed based on shares issuable upon conversion of a note to a officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,339,000 shares. In addition, for purposes of computing earnings per share, interest expense on the convertible note is added back to income, net of tax, in the amount of $20,000.

6. On March 31,1995, pursuant to the terms of the Company's $10,000,000 10% Convertible Exchangeable Notes (the "Notes"), the holder of the Notes, an officer/director of the Company, converted $1.3 million of the Notes into 95,238 shares of the Company's common stock.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Revenues during the first quarter of 1995 were $32.5 million as compared to $32.4 million reported during the same period last year. While the Company experienced a decrease in sales of election products, due primarily to 1995 being a "non-election" year, revenues from technology outsourcing services increased and represent a larger percent of the total revenues of the Company as compared to the same period last year.

Revenues from technology outsourcing services were $16.2 million for the first quarter, an 11% increase from the first quarter of 1994. Technology outsourcing services comprised 50% of the Company's revenues during the first quarter of 1995 as compared to 45% during the same period last year. Technology outsourcing services revenues include the Company's outsourcing revenues from its healthcare and government clients acquired as a part of its acquisition of CMSI, Inc. in May of 1993 as well as other outsourcing contracts and revenues from specialized governmental software products developed and sold by the Company independent of the acquisition.

The Company's revenues associated with governmental records management were down $845,000, or 14%, as compared to the same period last year. This decrease was due largely to decreased volumes of nationwide real estate transactions as compared to the first quarter of 1994. Low nationwide interest rates during 1993 and early 1994 contributed to a significant increase in home purchases and refinancing of home mortgages during 1993 and 1994. In recent months, new housing sales and construction permits have decreased, affecting overall real estate transaction levels. Based on current trends, and absent significant changes in nationwide interest rates, the Company currently believes that it will continue to be adversely affected by lower volumes of real estate transactions during 1995.

Sales of election products and services are significantly affected by a two-year election cycle. Due to a lower amount of public election activity during odd-numbered years, such as 1995, as compared to even-numbered years, the Company usually experiences corresponding decreases in revenues associated with its election business during odd numbered years. Revenues from election products and services decreased by 20% compared to the first quarter of 1994, but increased by 44% over the first quarter of 1993, the previous non-election year. Due primarily to this election cycle, it is anticipated that the Company will continue to experience decreases in sales of election products and services over the next several quarters as compared to the previous year, particularly in its ballots and supplies product lines. However, absent other unforeseen events and circumstances, the Company currently anticipates increases in sales of election systems during the later part of the year in 1995, as election jurisdictions start their preparations for the 1996 presidential election year. The Company's inventories increased by $2.4 million during the quarter ended March 31, 1995, due to its assembly of election equipment to meet this anticipated demand.

Primarily due to lower utilization of its election facilities and related overheads during the first quarter of 1995, the Company's gross margin decreased from 31% to 28% when compared to the same period of the previous year. Selling, general and administrative expenses as a percent of revenues remained consistent with the previous year.

The balance of the convertible exchangeable notes issued to an officer/director of the Company in 1988 were exchanged into 95,238 shares of common stock during the quarter. This had a positive impact on the reduction of interest expense (See Note 6 to the Consolidated Condensed Financial Statements).

A significant amount of the cash balances held by the Company at year end have been invested in short term investments during the first quarter due to more favorable interest rates.

Liquidity and Capital Resources

At March 31, 1995, the Company had net working capital (total current assets minus total current liabilities) of $47.6 million. This represents an increase of $1.6 million as compared to the Company's working capital as of December 31, 1994. The Company's total current assets were 2.75 times total current liabilities. Additionally, the Company currently anticipates continuing positive cash flows from operations and additions to capital associated with stock option exercises. As such, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company currently does not maintain an active line of credit.



                        PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits

        11. Computation of earnings per share for the Three Months Ended March 31, 1995 and 1994

        27. Financial Data Schedule for the Three Months Ended March 31, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
             Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended.)

     B. Reports on Form 8-K


     During the three months ended March 31, 1995, the Company did not file a Current Report on Form 8-K.




                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BUSINESS RECORDS CORPORATION
                                        HOLDING COMPANY
                                              (Registrant)

                                                   By



Date: May 12, 1995                 /s/ P. E. Esping
                                   P. E. Esping
                                   Chairman, Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)



Date: May 12, 1995                 /s/ Thomas E. Kiraly
                                   Thomas E. Kiraly
                                   Chief Financial Officer
                                     (Principal Financial Officer and
                                       Principal Accounting Officer)