Form 10-Q
period 1995-06-30
BUSINESS RECORDS CORPORATION HOLDING CO
filed 1995-08-14
CIK 205219

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                __________
                                 Form 10-Q


          /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period Ended June 30, 1995

                                    OR

          / /    Transition Report Pursuant to Section 13
              or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From ___________ To ___________


                       Commission File Number 0-8615


               BUSINESS RECORDS CORPORATION HOLDING COMPANY
          (Exact name of registrant as specified in its charter)

           DELAWARE                               75-1533071
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

       1111 West Mockingbird Lane, Suite 1400, Dallas, Texas  75247
            (Address of principal executive including zip code)

Registrant's telephone number, including area code    (214) 688-1800


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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at June 30, 1995
Common Stock                                   6,289,533
$.10 Par Value

               BUSINESS RECORDS CORPORATION HOLDING COMPANY


                                   INDEX



                                                                       PAGE

Part I.   Financial Information

               Consolidated Condensed Balance
               Sheets - June 30, 1995 and
               December 31, 1994                                         P-1

               Consolidated Condensed Statements of
               Income - Three Months Ended June 30,
               1995 and 1994                                             P-2

               Consolidated Condensed Statements of
               Income - Six Months Ended June 30,
               1995 and 1994                                             P-3

               Consolidated Condensed Statements of
               Cash Flows - Six Months Ended June 30,
               1995 and 1994                                             P-4

               Notes to Consolidated Condensed Financial
               Statements                                                P-5

               Management's Discussion and Analysis                      P-7


Part II.  Other Information                                              P-9

                       PART I.  FINANCIAL INFORMATION

               BUSINESS RECORDS CORPORATION HOLDING COMPANY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                               June 30,        December 31,
                                                 1995              1994
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . .     $   315,000      $ 21,921,000
Short-term marketable securities . . . .      31,762,000        14,688,000
Accounts and notes
 receivable, net . . . . . . . . . . . .      27,530,000        26,108,000
Inventories (Note 4) . . . . . . . . . .      10,702,000         5,953,000
Deferred tax asset . . . . . . . . . . .       6,656,000         6,856,000
Other current assets . . . . . . . . . .       1,199,000           938,000
  Total current assets . . . . . . . . .      78,164,000        76,464,000

Property, plant & equipment. . . . . . .      61,592,000        59,279,000
 Less accumulated depreciation
  & amortization . . . . . . . . . . . .     (44,291,000)      (41,228,000)
                                              17,301,000        18,051,000

Long-term marketable securities. . . . .      14,956,000         8,278,000
Long-term installment receivables. . . .       6,388,000         6,815,000
Purchased software and
 data bases, net . . . . . . . . . . . .       2,643,000         2,883,000
Goodwill and other
 intangibles, net. . . . . . . . . . . .      35,283,000        36,399,000
Other assets . . . . . . . . . . . . . .       1,466,000         2,059,000

Total assets . . . . . . . . . . . . . .    $156,201,000      $150,949,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable . . . . . . . . . . . .    $  4,651,000      $  3,100,000
Accrued liabilities. . . . . . . . . . .      18,519,000        24,463,000
Current portion of
 notes and capital leases. . . . . . . .       1,212,000         1,523,000
Convertible exchangeable notes to
 officer/director (Note 6) . . . . . . .             ---         1,333,000
  Total current liabilities. . . . . . .      24,382,000        30,419,000

Long-term notes and capital leases . . .         796,000         1,361,000
Deferred tax liability . . . . . . . . .       4,324,000         4,574,000
Noncurrent liabilities . . . . . . . . .          27,000            29,000

Shareholders' Equity:

Common stock . . . . . . . . . . .               629,000           606,000
Additional paid-in capital . . . . . . .      54,164,000        50,075,000
Retained earnings. . . . . . . . . . . .      71,879,000        66,765,000
Treasury stock . . . . . . . . . . . . .             ---        (2,880,000)
    Total shareholders' equity . . . . .     126,672,000       114,566,000

Total liabilities and
 shareholders' equity. . . . . . . . . .    $156,201,000      $150,949,000

See accompanying Notes to the Consolidated Condensed Financial Statements.

                BUSINESS RECORDS CORPORATION HOLDING COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                              Three Months Ended  June 30,
                                                 1995              1994

Revenues . . . . . . . . . . . . . . . .    $ 32,491,000      $ 36,319,000

Cost of products and services. . . . . .      24,540,000        23,933,000
Selling, general and administrative. . .       5,521,000         6,558,000
                                              30,061,000        30,491,000


Operating profit . . . . . . . . . . . .       2,430,000         5,828,000
Other income (Note 7). . . . . . . . . .         823,000               ---
Interest income net. . . . . . . . . . .         752,000           102,000

Income before income tax . . . . . . . .       4,005,000         5,930,000

Income tax provision . . . . . . . . . .       1,603,000         2,280,000

Net income . . . . . . . . . . . . . . .    $  2,402,000      $  3,650,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . . .    $        .38      $        .63

   Average shares. . . . . . . . . . . .       6,397,000         5,798,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . . .    $        .37      $        .60

    Average shares . . . . . . . . . . .       6,427,000         6,211,000

Cash dividends per share . . . . . . . .    $        ---      $        ---

See accompanying Notes to the Consolidated Condensed Financial Statements.

                BUSINESS RECORDS CORPORATION HOLDING COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                               Six Months Ended  June 30,
                                                 1995              1994

Revenues . . . . . . . . . . . . . . . .    $ 64,946,000      $ 68,673,000

Cost of products and services. . . . . .      47,767,000        46,139,000
Selling, general and administrative. . .      10,957,000        11,955,000
                                              58,724,000        58,094,000


Operating profit . . . . . . . . . . . .       6,222,000        10,579,000
Other income (Note 7). . . . . . . . . .         823,000               ---
Interest income net. . . . . . . . . . .       1,478,000            48,000

Income before income tax . . . . . . . .       8,523,000        10,627,000

Income tax provision . . . . . . . . . .       3,409,000         4,253,000

Net income . . . . . . . . . . . . . . .    $  5,114,000      $  6,374,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . . .    $        .81      $       1.12

   Average shares. . . . . . . . . . . .       6,320,000         5,684,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . . .    $        .80      $       1.06

    Average shares (Note 5). . . . . . .       6,431,000         6,212,000

Cash dividends per share . . . . . . . .    $        ---      $        ---

See accompanying Notes to the Consolidated Condensed Financial Statements.

                   BUSINESS RECORDS CORPORATION HOLDING COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended June 30,
                                                                    1995              1994
Cash flows from operating activities:

  Net income . . . . . . . . . . . . . . . . . . . . . . . .    $  5,114,000    $  6,374,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .       5,518,000       5,172,000
    Loss on sale of assets . . . . . . . . . . . . . . . . .             ---           3,000

    Changes in assets and liabilities:

      (Increase) decrease in accounts receivable . . . . . .      (1,576,000)       (468,000)
      (Increase) decrease in inventories . . . . . . . . . .      (4,749,000)     (1,114,000)
      (Increase) decrease in other assets. . . . . . . . . .         407,000         396,000
      Increase (decrease) in accounts payable. . . . . . . .       1,552,000         266,000
      Increase (decrease) in other liabilities . . . . . . .        (251,000)      1,574,000
      Increase (decrease) in accrued liabilities . . . . . .      (4,503,000)       (241,000)

    Total adjustments. . . . . . . . . . . . . . . . . . . .      (3,602,000)      5,588,000


Net cash provided by operating activities. . . . . . . . . .       1,512,000      11,962,000


Cash flows from investing activities:

  Capital expenditures . . . . . . . . . . . . . . . . . . .      (3,078,000)     (3,751,000)
  Marketable securities. . . . . . . . . . . . . . . . . . .     (23,962,000)     (4,680,000)
  Proceeds from notes associated with
   the sale of business units  . . . . . . . . . . . . . . .             ---          40,000
  Proceeds from sale of assets . . . . . . . . . . . . . . .             ---             ---
  Additions to installment receivables . . . . . . . . . . .        (712,000)     (1,961,000)
  Proceeds from installment receivables. . . . . . . . . . .       1,314,000         651,000
Net cash (used in) provided by
 investing activities. . . . . . . . . . . . . . . . . . . .     (26,438,000)     (9,701,000)

Cash flows from financing activities:

  Principal payments on notes and capital leases . . . . . .        (876,000)       (723,000)
  Issuance of common stock . . . . . . . . . . . . . . . . .       4,800,000       7,335,000
  Repurchases of stock and other . . . . . . . . . . . . . .        (604,000)     (6,952,000)

Net cash provided by financing activities. . . . . . . . . .       3,320,000        (340,000)


Increase (decrease) in cash and cash equivalents . . . . . .     (21,606,000)      1,921,000

Cash and cash equivalents at beginning of period . . . . . .     $21,921,000     $18,006,000

Cash and cash equivalents at end of period . . . . . . . . .     $   315,000     $19,927,000

Supplemental disclosures -- Cash payments during the first six months of 1995 for income taxes and interest were $4,013,000 and $221,000, respectively. Cash payments during the first six months of 1994 for income taxes and interest were $251,000 and $872,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.

                BUSINESS RECORDS CORPORATION HOLDING COMPANY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The interim consolidated condensed financial statements included herein have been prepared by Business Records Corporation Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year. The significant area that could be affected by future developments is as follows:

     Physical Inventories - The Company takes physical inventory at interim times during the fiscal year. Management believes that the costs of taking a physical inventory more frequently would considerably exceed the benefit. Accordingly, the amounts shown for inventories at June 30, 1995 have been determined from the Company's regular accounting system. However, the Company expects no significant quarterly adjustments will arise when the next physical inventory is taken.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1995 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.


4.   Inventories consist of the following:
                                                    June 30,      December 31,
                                                      1995            1994
          Finished goods . . . . . . . . . .      $ 4,424,000     $ 2,779,000
          Work in progress . . . . . . . . .        2,639,000       1,355,000
          Raw materials and supplies . . . .        3,639,000       1,819,000
          Net inventories. . . . . . . . . .      $10,702,000     $ 5,953,000

5.   Earnings per share, assuming full dilution, for the six months ended
     June 30, 1995 is computed based on shares issued upon conversion of a note to a officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,431,000 shares. In addition, for purposes of computing earnings per share, interest expense on the convertible note is added back to income, net of tax, in the amount of $20,000.

6. On March 31, 1995, pursuant to the terms of the Company's 10,000,000 10% Convertible Exchangeable Notes (the "Notes"), the holder of the Notes, an officer/director of the Company, converted $1.3 million of the Notes into 95,238 shares of the Company's common stock.

7. During the second quarter of 1995, the Company settled its lawsuit with Claude Morgan Lewenz. The case, styled "Claude Morgan Lewenz v. DLH/INE Corporation, Business Records Corporation, Hall and McChesney, Inc. and Cronus Industries, Inc. was scheduled for retrial in June of 1995. The Company had previously established a reserve consistent with the original judgement awarded to the plaintiff and associated legal expenses. As a result of the settlement, the Company has recorded, as other income, $823,000 in the current period.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended June 30, 1995

Revenues for the second quarter were $3.8 million, or 11%, lower than those reported during the same period last year. This decrease relates primarily to reduced sales of election products and, to a lessor extent, decreases in revenues associated with governmental records management services. The Company's revenues from technology outsourcing services increased over the same period during the previous year.

Revenues from election products decreased by $3.5 million, or 32%, when compared to the previous year. Decreases in revenues from ballots and election supplies constituted the majority of this reduction in revenues. A significant portion of the Company's revenues from election products and services are subject to a two-year business cycle. Due to a lower amount of nationwide public election activity, revenues from these products and services are typically lower in odd-numbered "non-election" years, such as 1995, as opposed to even-numbered "election" years, such as 1994.

Primarily due to decreased nationwide real estate transaction volumes as compared to the previous year, the Company's revenues from governmental records management services decreased $1.0 million, or 15%, as compared to the same period during 1994. Absent currently unforeseen changes or events, or other factors, the Company expects this comparative performance to continue for the remainder of the current year.

Revenues from technology outsourcing services increased by $0.7 million, or 4%, as compared to the same period last year. The majority of this increase relates to new governmental outsourcing business.

The Company's gross margin decreased from 34% during 1994 to 24% during the second quarter of the current year. This decrease relates primarily to reduced utilization of fixed and overhead expenses associated with the decline in the Company's revenues from election products. Additionally, the Company has increased its expenditures for development of specialized election software and hardware associated with products anticipated to be sold during the upcoming presidential election year.

Selling, general and administrative expenses declined from $6.6 million during the second quarter of 1994 to $5.5 million during the second quarter of the current year. This decline relates both to reduced commission expenditures associated with lower revenues as well as the fact that the Company had taken a charge to earnings during the second quarter of the previous year associated with several software licenses and proprietary software packages.

During the quarter, the Company's earnings were favorably affected by the settlement of an outstanding lawsuit (See Note 7 to the Consolidated Financial Statements). As a result of the settlement, the Company recorded $823,000 as other income during the quarter.

Six Months Ended June 30, 1995

Year-to-date revenues were $3.7 million, or 5%, lower than those of the same period during the previous year. For reasons similar to those described above concerning the Company's second quarter results, this revenue decrease relates primarily to the natural "non-election" year decline of the Company's election business, and secondarily to a decline in the Company's revenues from governmental records management services.

For the first half of the year, revenues from election products and services were $5.0 million, or 27%, lower than those of the previous year. These decreases were due to reduced sales of election ballots and supplies.

The Company's revenues from governmental records management services were $1.8 million, or 15%, lower when compared to the first six months of the previous year. As discussed above, this decrease relates primarily to lower nationwide real estate transaction volumes as compared to the first half of 1994.

Revenues from technology outsourcing services increased by $2.2 million over the previous year, or 7%. These increases relate to new contracts with healthcare and governmental outsourcing clients.

During the first six months of the year, the Company's inventories have increased by $4.7 million. This increase relates to the Company's manufacture of election systems in anticipation of sales during the latter part of 1995 and early 1996.

The Company's gross margin decreased from 33% during the first half of 1994 to 26% during the first half of the current year. As discussed above, this decrease relates primarily to lower utilization of the Company's fixed and overhead expenses associated with reduced revenues from election products and services. Sales, general and administrative expenses as a percent of revenue remained consistent with that of the previous year.

The Company has reported an increase of $1.4 million in interest income, net of interest expenses, as compared to the first six months of the previous year. This relates primarily to increases in the Company's retained cash and investment balances and secondarily to increases in nationwide interest rates as compared to the previous year.

Liquidity and Capital Resources

At June 30, 1995, the Company had net working capital (total current assets minus total current liabilities) of $53.8 million. This represents an increase of $7.7 million as compared to the Company's working capital as of December 31, 1994. The Company's total current assets were 3.2 times total current liabilities. Additionally, the Company currently anticipates continuing positive cash flows from operations and additions to capital associated with stock option exercises. As such, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital
commitments.   The Company does not maintain an active line of credit.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     During the quarter ended June 30, 1995, the Company settled the previously disclosed proceedings styled Claude Morgan Lewenz v. DLH/INE Corporation, Business Records Corporation, Hall & McChesney, Inc. and Cronus Industries, Inc. Such claim was pending in the United States District Court for the District of Connecticut. In such litigation, the plaintiff had asserted claims of breach of contract, fraud, unjust enrichment and tortious interference allegedly arising out of the termination of this former independent sales representative's contract with DLH/INE, which was acquired by the Company in December 1987. The matter was settled on May 25, 1995, and a stipulation of the parties dismissing the action with prejudice was entered with the court on May 31, 1995. The disposition of this matter will not have any material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of the stockholders of the Company was held on May 17, 1995. At the meeting, the stockholders, elected five persons to serve as directors until the next annual meeting of stockholders, and approved amendments of the 1993 Stock Option Plan of the Company to increase the number of shares issuable under the Plan to 2,100,000 shares of common stock. The table below sets forth the Number of Votes Cast For, Against/Withheld, as well as the Number of Abstentions and Nonvotes, as to each such matter, including a separate tabulation with respect to each nominee for office.


                                 Number                            Number of
                                of Votes      Number of Votes      Abstention
      Matter Voted Upon         Cast For      Against/Withheld     and Nonvotes


A.   Nominees for Director:

     Perry Esping              5,348,850          212,608           -0-
     L.D. Brinkman             5,348,840          212,618           -0-
     Robert E. Masterson       5,348,368          213,090           -0-
     David H. Monnich          5,347,501          213,957           -0-
     Paul T. Stoffel           5,348,812          212,646           -0-

B.   Amendments to Stock
     Option Plan:              4,209,856          510,132         841,470

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits

       11. Computation of Earnings per Share
           a.  For the Three Months Ended June 30, 1995 and 1994.
           b.  For the Six Months Ended June 30, 1995 and 1994.

       27. Financial Data Schedule for the Six Months Ended June 30, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
           Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K
     During the three and six months ended June 30, 1995, the Company did not file a current report on Form 8-K.


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






Date: August 14, 1995              /s/ P. E. Esping

                                   P. E. Esping
                                   Chairman, Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)






Date: August 14, 1995              /s/ Thomas E. Kiraly

                                   Thomas E. Kiraly
                                   Chief Financial Officer
                                     (Principal Financial Officer and
                                       Principal Accounting Officer)