Form 10-Q
period 1995-09-30
BUSINESS RECORDS CORPORATION HOLDING CO
filed 1995-11-14
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1995

                                OR

          / /Transition Report Pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class               Outstanding at September 30, 1995
Common Stock                          6,440,906
$.10 Par Value

           BUSINESS RECORDS CORPORATION HOLDING COMPANY


                              INDEX


                                                                PAGE

Part I.   Financial Information

               Consolidated Condensed Balance
               Sheets - September 30, 1995 and
               December 31, 1994                                P-1

               Consolidated Condensed Statements of
               Income - Three Months Ended September 30,
               1995 and 1994                                    P-2

               Consolidated Condensed Statements of
               Income - Nine Months Ended September 30,
               1995 and 1994                                    P-3

               Consolidated Condensed Statements of
               Cash Flows - Nine Months Ended September 30,
               1995 and 1994                                    P-4

               Notes to Consolidated Condensed Financial
               Statements                                       P-5

               Management's Discussion and Analysis             P-8


Part II.  Other Information                                     P-12

                   PART I.  FINANCIAL INFORMATION

           BUSINESS RECORDS CORPORATION HOLDING COMPANY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                               September 30,      December 31,
                                                   1995               1994
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . .      $     47,000        $ 21,946,000
Short-term marketable securities . . . .        36,157,000          14,688,000
Accounts and notes
 receivable, net . . . . . . . . . . . .        30,701,000          26,245,000
Inventories (Note 4) . . . . . . . . . .        11,744,000           5,967,000
Deferred tax asset . . . . . . . . . . .         5,856,000           6,856,000
Other current assets . . . . . . . . . .         2,172,000             950,000
  Total current assets . . . . . . . . .        86,677,000          76,652,000

Property, plant & equipment. . . . . . .        57,552,000          59,456,000
 Less accumulated depreciation
  & amortization . . . . . . . . . . . .       (40,703,000)        (41,384,000)
                                                16,849,000          18,072,000

Long-term marketable securities. . . . .         8,667,000           8,278,000
Long-term installment receivables. . . .         9,956,000           6,815,000
Purchased software and
 data bases, net . . . . . . . . . . . .         2,504,000           2,884,000
Goodwill and other
 intangibles, net. . . . . . . . . . . .        34,385,000          36,399,000
Other assets . . . . . . . . . . . . . .         1,680,000           2,063,000

Total assets . . . . . . . . . . . . . .      $160,718,000        $151,163,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable . . . . . . . . . . . .      $  4,773,000        $  3,271,000
Accrued liabilities. . . . . . . . . . .        20,182,000          24,596,000
Current portion of
 notes and capital leases. . . . . . . .         1,159,000           1,523,000
Convertible exchangeable notes to
 officer/director (Note 6) . . . . . . .               ---           1,333,000
  Total current liabilities. . . . . . .        26,114,000          30,723,000

Long-term notes and capital leases . . .           519,000           1,361,000
Deferred tax liability . . . . . . . . .         3,374,000           3,924,000
Noncurrent liabilities . . . . . . . . .            27,000              29,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . . .           645,000             618,000
Additional paid-in capital . . . . . . .        57,681,000          52,612,000
Retained earnings. . . . . . . . . . . .        72,575,000          64,776,000
Treasury stock . . . . . . . . . . . . .          (217,000)         (2,880,000)
    Total shareholders' equity . . . . .       130,684,000         115,126,000

Total liabilities and
 shareholders' equity. . . . . . . . . .      $160,718,000        $151,163,000

See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 8).

           BUSINESS RECORDS CORPORATION HOLDING COMPANY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                              Three Months Ended September 30,
                                                  1995              1994
Revenues . . . . . . . . . . . . . . . .      $ 34,728,000     $ 38,920,000

Cost of products and services. . . . . .        24,927,000       25,667,000
Selling, general and administrative. . .         5,987,000        7,357,000
                                                30,914,000       33,024,000


Operating profit . . . . . . . . . . . .         3,814,000        5,896,000
Other income . . . . . . . . . . . . . .               ---              ---
Interest income net. . . . . . . . . . .           750,000          326,000

Income before income tax . . . . . . . .         4,564,000        6,222,000

Income tax provision . . . . . . . . . .         1,816,000        2,319,000

Net income . . . . . . . . . . . . . . .      $  2,748,000     $  3,903,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . . .      $        .41     $        .62

   Average shares. . . . . . . . . . . .         6,631,000        6,335,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . . .      $        .41     $        .59

    Average shares . . . . . . . . . . .         6,652,000        6,610,000


Cash dividends per share . . . . . . . .      $        ---     $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 8).

            BUSINESS RECORDS CORPORATION HOLDING COMPANY
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                              Nine Months Ended September 30,
                                                  1995              1994
Revenues . . . . . . . . . . . . . . . .      $100,173,000      $107,908,000

Cost of products and services. . . . . .        73,038,000        71,997,000
Selling, general and administrative. . .        17,175,000        19,499,000
                                                90,213,000        91,496,000


Operating profit . . . . . . . . . . . .         9,960,000        16,412,000
Other income (Note 7). . . . . . . . . .           823,000               ---
Interest income net. . . . . . . . . . .         2,200,000           342,000

Income before income tax . . . . . . . .        12,983,000        16,754,000

Income tax provision . . . . . . . . . .         5,184,000         6,535,000

Net income . . . . . . . . . . . . . . .      $  7,799,000      $ 10,219,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . . .      $       1.20      $       1.71

   Average shares. . . . . . . . . . . .         6,505,000         5,982,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . . .      $       1.18      $       1.61

    Average shares (Note 5). . . . . . .         6,625,000         6,486,000


Cash dividends per share . . . . . . . .      $        ---      $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 8).

                BUSINESS RECORDS CORPORATION HOLDING COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Nine Months Ended September 30,
                                                       1995           1994
Cash flows from operating activities:

  Net income . . . . . . . . . . . . . . . . . . .  $7,799,000     $10,219,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .   8,180,000       8,014,000
    Loss (gain) on sale of assets. . . . . . . . .    (282,000)          3,000

    Changes in assets and liabilities:

      (Increase) decrease in accounts
        and notes receivable . . . . . . . . . . .  (4,480,000)     (4,143,000)
      (Increase) decrease in inventories . . . . .  (5,754,000)       (946,000)
      (Increase) decrease in other assets. . . . .     (26,000)      1,601,000
      Increase (decrease) in accounts payable. . .   1,499,000          34,000
      Increase (decrease) in other liabilities . .    (551,000)      1,547,000
      Increase (decrease) in accrued liabilities .  (2,731,000)      2,043,000

    Total adjustments. . . . . . . . . . . . . . .  (4,145,000)      8,153,000


Net cash provided by operating activities. . . . .   3,654,000      18,372,000


Cash flows from investing activities:

  Capital expenditures . . . . . . . . . . . . . .  (5,302,000)     (5,477,000)
  Marketable securities purchased. . . . . . . . . (34,214,000)    (22,915,000)
  Marketable securities matured. . . . . . . . . .  12,094,000      12,187,000
  Proceeds from notes associated with
   the sale of business units  . . . . . . . . . .         ---          40,000
  Proceeds from sale of assets . . . . . . . . . .         ---             ---
  Additions to installment receivables . . . . . .  (4,099,000)     (3,610,000)
  Proceeds from installment receivables. . . . . .   2,518,000       1,029,000
Net cash (used in) provided by
 investing activities. . . . . . . . . . . . . . . (29,003,000)    (18,746,000)

Cash flows from financing activities:

  Principal payments on notes and capital leases .  (1,206,000)     (1,020,000)
  Issuance of common stock . . . . . . . . . . . .   5,634,000       8,003,000
  Repurchases of stock and other . . . . . . . . .    (978,000)     (6,952,000)

Net cash provided by financing activities. . . . .   3,450,000          31,000


Increase (decrease) in cash and cash equivalents . (21,899,000)       (343,000)

Cash and cash equivalents at beginning of period . $21,946,000     $18,016,000

Cash and cash equivalents at end of period . . . . $    47,000     $17,673,000


Supplemental disclosures -- Cash payments during the first nine months of 1995 for income taxes and interest were $5,913,000 and $338,000, respectively. Cash payments during the first nine months of 1994 for income taxes and interest were $378,000 and $1,197,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 8).

            BUSINESS RECORDS CORPORATION HOLDING COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The interim consolidated condensed financial statements included herein have been prepared by Business Records Corporation Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1994 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year. The significant area that could be affected by future developments is as follows:

     Physical Inventories - The Company takes physical inventory at interim times during the fiscal year. Management believes that the costs of taking a physical inventory more frequently would considerably exceed the benefit. Accordingly, the amounts shown for inventories at September 30, 1995 have been determined from the Company's regular accounting system. However, the Company expects no significant quarterly adjustments will arise when the next physical inventory is taken.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1995 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                                 September 30,    December 31,
                                                     1995             1994
     Finished goods. . . . . . . . . . . . .     $ 4,827,000      $ 2,793,000
     Work in progress. . . . . . . . . . . .       2,513,000        1,355,000
     Raw materials and supplies. . . . . . .       4,404,000        1,819,000
     Net inventories . . . . . . . . . . . .     $11,744,000      $ 5,967,000

5. Earnings per share, assuming full dilution, for the nine months ended September 30, 1995 is computed based on shares issued upon conversion of a note to an officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,625,000 shares. In addition, for purposes of computing earnings per share, interest expense on the convertible note is added back to income, net of tax, in the amount of $20,000. Earnings per share, assuming full dilution, for the nine months ended September 30, 1994 is computed based on shares issued upon conversion of a note to an officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,486,000 shares. In addition, for purposes of computing earnings per share, interest expense on the convertible note is added back to income, net of tax, in the amount of $384,000.

6. On March 31, 1995, pursuant to the terms of the Company's 10,000,000 10% Convertible Exchangeable Notes (the "Notes"), the holder of the Notes, an officer/director of the Company, converted the remaining $1.3 million of the Notes outstanding into 95,238 shares of the Company's common stock.

7. During the second quarter of 1995, the Company settled its lawsuit with Claude Morgan Lewenz. The case, styled "Claude Morgan Lewenz v. DLH/INE Corporation, Business Records Corporation, Hall and McChesney, Inc. and Cronus Industries, Inc. was scheduled for retrial in June of 1995. The Company had previously established a reserve consistent with the original judgement awarded to the plaintiff and associated legal expenses. As a result of the settlement, the Company recorded, as other income, $823,000 in the second quarter.

8. On August 17, 1995, the Company consummated the merger of Clinical Resource Systems, Inc. (CRS), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 121,112 shares of its common stock in exchange for all of the record and beneficial interest held by CRS security holders. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,830 of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms.

     The Company expects to treat the CRS merger as a tax-free reorganization. This transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of CRS for all periods presented.

     Combined and separate results of BRC and CRS during the periods preceding the merger were as follows:

                                                       (Unaudited)
                                              Three Months Ended September 30,
                                                   1995              1994
Revenue:
     BRC . . . . . . . . . . . . . . .        $ 34,513,000      $ 38,472,000
     CRS . . . . . . . . . . . . . . .             215,000           448,000
     Total . . . . . . . . . . . . . .        $ 34,728,000      $ 38,920,000

Net Income (Loss):
     BRC . . . . . . . . . . . . . . .        $  2,786,000      $  3,840,000
     CRS . . . . . . . . . . . . . . .             (38,000)           63,000
     Total . . . . . . . . . . . . . .        $  2,748,000      $  3,903,000



                                                        (Unaudited)
                                               Nine Months Ended September 30,
                                                    1995              1994
Revenue:
     BRC . . . . . . . . . . . . . . .        $ 99,459,000      $107,144,000
     CRS . . . . . . . . . . . . . . .             714,000           764,000
     Total . . . . . . . . . . . . . .        $100,173,000      $107,908,000

Net Income (Loss):
     BRC . . . . . . . . . . . . . . .        $  7,899,000      $ 10,214,000
     CRS . . . . . . . . . . . . . . .            (100,000)            5,000
     Total . . . . . . . . . . . . . .        $  7,799,000      $ 10,219,000


The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended September 30, 1995

Revenues for the quarter were $4.2 million, or 11%, lower than those for the same period last year. This decrease relates primarily to the reduced sales of election products and services and, secondarily, to reduced revenues from governmental records management products and services. The Company's technology outsourcing business and other products and services increased slightly compared to the previous year.

Revenues from election products and services decreased by $4.7 million, or 38%, as compared to the previous year. Decreased sales of election system products accounted for $3.6 million of this decrease. The remainder of the Company's reduced revenues from its election business related to declines in the sales of ballots, supplies and coding services. A significant portion of the Company's revenues from election products and services are subject to a two-year business cycle. Due to a reduced amount of nationwide public election activity during an odd-numbered year, such as 1995, as opposed to an even-numbered year, such as 1994, revenues from these products and services are typically lower in an odd-numbered, "non-election" year.

During the third quarter, the Company acquired the assets of Computer Election Systems, Inc. ("CES"), a Florida-based provider of specialized punch-card ballots, and certain of the government records management accounts of Government Records Services, Inc. ("GRS") located in the Southeastern United States. Both companies were under common ownership. The Company acquired these assets in exchange for the sale of certain of its Texas government records management accounts and the receipt of $1.7 million in additional consideration from GRS.

Revenues during the quarter from governmental records management decreased by $0.7 million, or 11%, as compared to the previous year. This decrease relates primarily to a reduced number of nationwide real estate transactions. Due to this comparative decrease in processing volumes, and the CES and GRS transaction discussed above, absent currently unforseen changes or events, the Company anticipates a continuation of the comparative decrease in revenues from governmental records management products and services.

Revenues from technology outsourcing services increased by $0.5 million, or 3%, as compared to the same quarter in the previous year. The majority of this increase relates to increased revenues from the Company's governmental outsourcing services.

On August 17, 1995, the Company consummated the merger of Clinical
Resource Systems, Inc. (CRS), with a wholly-owned subsidiary of the Company (See Note 8 the Consolidated Condensed Financial Statements). Under the terms of the agreement, the Company issued 121,112 shares of its common stock in exchange for all of the record and beneficial interest held by CRS security holders. CRS developed and markets a specialized software system for use in hospital emergency rooms which traces a patient's progress through the hospital's critical care facility and allows real time access to relevant patient information. It is the Company's plan to market this software nationwide to emergency departments wishing to improve the administrative efficiency and cost-effectiveness of their operations. The results of such marketing programs cannot be estimated at this time.

Revenues from other products and services increased $0.7 million, or 19%, as compared to the same period last year. This relates primarily to increased sales of tape media and other computer supplies.

The Company's gross margin was 28% during the quarter, as compared to 34% during the same period in the previous year. This decline relates primarily to a reduction in sales of higher margin election equipment, and reduced utilization of fixed and overhead expenses associated with the decline in the Company's revenues from election products. Additionally, as discussed above, the Company has increased its expenditures for development of specialized election software and hardware associated with products anticipated to be sold during the upcoming presidential election year.

For the third quarter, selling, general and administrative expenses as a percent of revenues declined from 19% during the previous year to 17% during the current year. This decline relates primarily to reduced commission expenses associated with lower revenues during the current period.

Nine Months Ended September 30, 1995

Year to date revenues were $7.7 million, or 7%, lower than those reported during the first nine months of the previous year. For reasons similar to those discussed above concerning the Company's third quarter results, this revenue decrease relates primarily to the natural "non-election" year decline of the Company's election business and, secondarily, to a decline in the Company's revenues from governmental records management services.

Revenues associated with election products and services were $10.4 million, or 34%, lower than those reported during the first nine months of 1994. Reduced revenues associated with the sales of ballots and supplies accounted for $8.1 million of this decrease. The remainder of the decrease relates primarily to reduced sales of election systems as compared to the previous year.

The Company's revenues from governmental records management products and services decreased by $2.6 million, or 13%, as compared to the first nine months of the previous year. As discussed above, this decrease relates primarily to reduced processing volumes associated with a reduced number of nationwide real estate transactions.

On a year to date basis, revenues from technology outsourcing services have increased by $2.8 million, or 6%, as compared to the previous year. These increases relate to new contracts with health care and governmental outsourcing clients.

When compared to the first nine months of 1994, the Company's revenues from other products and services have increased $2.5 million, or 24%, during the current year. The majority of this increase relates to increased sales of tape media and other computer supplies.

During the first nine months of the current year, the Company's inventories increased to $11.7 million as compared to $6.0 million as of December 31, 1994. This increase relates to the Company's manufacture of election systems in anticipation of sales during the latter part of 1995 and early 1996.

The Company's gross margin decreased from 33% during the first nine months of the previous year to 27% during the same period in the current year. As discussed above, this decrease relates primarily to lower utilization of the Company's fixed and overhead expenses associated with reduced revenues from election products and services. Sales, general and administrative expenses as a percent of revenues declined slightly from 18% during the previous year to 17% during the current year. This decrease relates primarily to reduced commission expenses and a charge to earnings taken during the second quarter of 1994 associated with several software licenses and proprietary software packages.

During the second quarter of the current year, as reflected in the Company's year to date results, the Company's earnings were favorably affected by the settlement of an outstanding lawsuit (See Note 7 to the Consolidated
Condensed Financial Statements).   As a result of the settlement, the Company
recorded $823,000 as other income during the second quarter.

Recent Events

Subsequent to the quarter ended September 30, 1995, the Company acquired the assets of MegaLink, Inc. ("MegaLink"), a small voter registration software development firm located in West Palm Beach, Florida, for $2.0 million. The Company intends to market the voter registration software developed by MegaLink on a national basis during 1996 to meet increased demand for this type of software caused by the passage of the National Voter Registration Act of 1993. This software is designed to work with "client-server" hardware and computer network configurations and relies upon a "windows" user-interface.

Liquidity and Capital Resources

At September 30, 1995, the Company had net working capital (total current assets minus total current liabilities) of $60.6 million. This represents an increase of $14.6 million as compared to the Company's working capital as of December 31, 1994. The Company's total current assets were 3.3 times total current liabilities.

On a year to date basis, net cash provided by operating activities has totaled $3.7 million as compared to $18.4 million recorded during the same period last year. This decrease in cash flows from operations as compared to the previous year relates primarily to a $6.9 million increase in the application of cash to the satisfaction of accrued and other liabilities, a $4.8 million increase in expenditures related to inventories and a $2.4 million decrease in net income.

Cash flows from investing activities reflect net increases in installment receivables of $1.6 million. These increases relate primarily to the financing of sales of election systems to local government entities and the addition of notes receivable associated with the CES and GRS transaction discussed above.

Cash flows from financing activities reflect a net increase of $3.4 million in cash related primarily to a reduction in the amount of common stock repurchases during the previous year.

The Company currently anticipates continuing positive cash flows from operations and additions to capital associated with employee stock option exercises during the short-term. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be estimated at this time. At this time, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not maintain an active line of credit.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
          11.  Computation of Earnings per Share
               a.  For the Three Months Ended September 30, 1995 and 1994.
               b.  For the Nine Months Ended September 30, 1995 and 1994.

          27. Financial Data Schedule for the Nine Months Ended September 30, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or
               Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K
          During the three and nine months ended September 30, 1995, the Company did not file a current report on Form 8-K.


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



                                        BUSINESS RECORDS CORPORATION
                                        HOLDING COMPANY
                                              (Registrant)

                                                   By






Date: November 14, 1995                 /s/ P. E. Esping
                                        P. E. Esping
                                        Chairman, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)






Date: November 14, 1995                 /s/ Thomas E. Kiraly
                                        Thomas E. Kiraly
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)