Form 10-K
period 1995-12-31
BUSINESS RECORDS CORPORATION HOLDING CO
filed 1996-03-28
CIK 205219

SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549


                        FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES
                   EXCHANGE ACT OF 1934
        For the Fiscal Year Ended:  December 31, 1995
                            or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period from      to

              Commission File Number: 0-8615
        BUSINESS RECORDS CORPORATION HOLDING COMPANY
   (Exact name of registrant as specified in its charter)

               Delaware                   75-1533071
     (State or other jurisdiction of   (I.R.S. Employer
      incorporation or organization)  Identification No.)

                1111 West Mockingbird Lane
                        Suite 1400
                       Dallas, Texas              75247
     (Address of principal executive offices)  (Zip Code)

   Registrant's telephone number, including area code: (214)688-1800

   Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                               $0.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 22, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $180,315,726. As of March 22, 1996, the number of shares outstanding of common stock of the registrant was 6,461,603.
                       _____________________________

The following document is incorporated by reference into the indicated parts of this Annual Report to the extent specified in such parts:

        Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Business Records Corporation Holding Company to be held on May 16, 1996.

PART I

Item 1. Business.

HISTORICAL BACKGROUND

Business Records Corporation Holding Company, a Delaware corporation (the "Company"), provides a variety of information management and data processing products and services to local governments and healthcare institutions principally through two wholly-owned subsidiaries: Business Records Corporation, Inc. ("BRC") and BRC Health Care, Inc. ("BRC Health Care"). BRC Health Care was formerly known as CMSI, Inc. and is referred to herein as "CMSI" for time periods inclusive of and prior to May 1993.

The Company was originally organized as Cronus Industries, Inc. in September 1976. In the years following its inception, the Company acquired and operated several divisions in a diverse number of industries. In 1983, the Company acquired BRC.

From 1984 through 1987, the Company's BRC subsidiary expanded its operations through numerous acquisitions of small, privately-held corporations. BRC focused its acquisitions on businesses which provided information systems and services to county and local governments. The corporations acquired by BRC generally provided products associated with land records indexing and micrographic reproduction, election systems and supplies, and governmental software.

During 1986 and 1987, the Company divested all its then existing operating subsidiaries other than BRC. In May of 1990, the Company changed its name from Cronus Industries, Inc. to Business Records Corporation Holding Company.

In recent years, the Company has expanded its strategic focus from its prior focus of providing information management services to providing a broader range of specialized information products and services. In particular, BRC began developing marketing programs, methodologies and personnel to provide information systems outsourcing and related data processing services to local governments.

As a part of its efforts to enter the information systems outsourcing market, the Company consummated the acquisition of CMSI, a privately-held Oregon corporation, on May 14, 1993. CMSI was formed in 1970 and had grown since that time primarily through providing information systems outsourcing services, consulting services and other management services to local governments and healthcare institutions. In August 1995, CMSI's name was changed to BRC Health Care, Inc.

PRODUCTS AND SERVICES

The Company's information management and data processing products and services can be classified into four major categories: Technology Outsourcing Services, Election Products and Services, Governmental Records Management, and Other Products and Services. The majority of these products and services are distributed on a direct basis using several regional marketing organizations. In addition to these direct sales organizations, the Company also sells certain binders and local government office supplies through a distributor network and a telemarketing organization.

Technology Outsourcing Services

The Company provides a variety of technology outsourcing services and related products. These include on-site resource management, strategic planning, remote data processing and a variety of implementation services. In addition to these services, the Company also provides its customers with certain related proprietary software.

When providing on-site resource management, the Company typically enters multi year contracts with customers to provide direct management of a client's information systems department. These contracts usually involve the Company's hiring of a client's information systems personnel and the assumption of responsibility for a client's ongoing information systems operations. In some cases, the Company will also acquire a client's computer equipment.

Under on-site resource management contracts, the Company assumes the role of a client's information systems department during the term of the contract.
Among other things, the Company will operate and maintain a client's information management systems, including centralized data processing systems, local area networks and personal computers. The Company's employees, in such an arrangement, will work within a client's facility, providing essentially the same function as the client's former in-house information management personnel. In addition, the Company's personnel typically work with a client's senior management through a strategic planning process to determine the objectives and requirements which the institution has for its information systems department. Then, pursuant to this plan, the Company will execute a number of tasks to fulfill the client's objectives. These tasks may involve providing assistance in the selection of new hardware and software, assisting in changes to existing software and undertaking other related activities which affect the performance of the information systems department.

The Company's on-site resource management contracts are typically negotiated multi-year, fixed fee arrangements with provisions for annual inflation adjustments. In addition, however, the Company often undertakes special projects on the client's behalf on a time and materials, or project fee basis.

In addition to on-site resource management, the Company also provides remote data processing services to certain customers from data centers it owns and operates. In most cases, these data centers provide processing capacity for non-proprietary applications which are specific to the client's industry. However, the Company is currently undertaking an effort to market remote processing of its proprietary software to local governments.

The Company also offers for license, or relies upon, certain specialized proprietary software packages. The Company provides claims processing software and services to HMO third party administrators, indemnity insurance carriers and prepaid dental health plans. The Company relies on one of two proprietary claims management systems in providing these services. The Company also provides HealthCare customers an automated emergency department system. This system assists emergency departments in the triage, clinical order processing, charting, and charge capture activities of the emergency room. Additionally, the Company provides specialized software to assist
manufacturers and retailers of eyewear.   The Company also provides a variety
of specialized software to assist local and county governments in automating financial, public protection, tax assessment and tax collection information systems processing functions.

Technology outsourcing services constituted 49% of the Company's revenues during 1995 as compared to 43% and 38% during 1994 and 1993, respectively.

Election Products and Services

The Company provides a variety of election products and services including integrated election systems, ballots, election supplies, election coding services and election night support services to governmental election jurisdictions for use in conducting elections for public office.

The Company offers hardware systems which record and tabulate votes at precinct and central count locations. Optical scan and punch card systems comprise the primary election systems offered by the Company. Optical scan systems allow voters to use a pencil to mark their choices directly on their ballot card. Punch card systems require voters to indicate choices by using a specialized stylus to punch their choices onto a ballot. More advanced punch card and optical scan systems involve the integration of a microcomputer tabulation system to coordinate and report summaries of various precinct results. Improved voter ease, security and speed of tabulation are major advantages offered by the Company's voting equipment.

To assist in the administrative and management functions of the election process, the Company provides certain voter registration, election reporting and other election management systems. The Company's voter registration systems have been designed to address the requirements of the National Voter Registration Act of 1993 as well as to provide other specialized functions and features necessary for the voter registration process.

As a part of its election products and services, the Company currently provides printing services for county governments and election jurisdictions. These printing services include ballot printing, legal form printing and other supplies, including a complete "precinct kit" which contains all supplies and forms necessary for conducting an election. The Company also provides a variety of election coding (programming) services and equipment rental options. Additionally, the Company provides training for poll workers and voting judges and election night support in the form of technicians, backup equipment or telephone support to customers.

In the ordinary course of business, the Company holds patents and trademarks in association with major election products which it manufactures. None of these patents and trademarks are material to the Company's business as a whole.

Election products and services accounted for approximately 23%, 30% and 25% of the Company's total revenues for 1995, 1994, and 1993, respectively.

Governmental Records Management

County and municipal governments are responsible for recording and indexing real property transactions. Typically, these governmental entities have relied upon manual methods to record deeds and other title documents and to maintain alphabetical indexes of transactions. The Company provides microfilm, optical recording and computer indexing services to counties and municipal governments to organize and automated the recording and indexing of deeds, real property liens and other legal documents.

The Company provides two types of computerized indexing services: data entry performed by customers using the Company's microcomputers in the customers' offices and data entry performed by Company personnel at centers operated by the Company. With each type of indexing service, the Company provides periodic updates for each customer using mainframe computers located in Dallas, Texas and Syracuse, New York.

The Company also provides record re-creation services to a number of customers. These services provide archival-quality reprints of old records with microfilm backup copies, thereby reducing required storage space and improving security in case of fire or other loss. As part of its current recording and records re-creation services, the Company provides custom record binders imprinted to the specifications of each customer.

Governmental records management constituted 16%, 17% and 24% of the Company's revenues during 1995, 1994 and 1993, respectively.

Other Products and Services

In addition to providing Technology Outsourcing Services, Election Products and Services and Governmental Records Management, the Company also provides a variety of other products and services. These products and services include: county records binders, title services and information reselling services.

The Company provides county records binders through its Enduro Binders business unit ("Enduro"). Enduro markets high-quality, custom leather records binders through a nationwide distributor market. These binders are typically used by counties for the long-term storage of county records. Enduro additionally markets several styles of commercial binders.

The Company provides certain title companies in North Central Texas with a variety of title plant update services. Title companies in Texas are required to maintain extensive files of real property data called "title plants."
Title plants contain the information needed to perform title searches and to underwrite title insurance policies. The Company provides its customers with daily updates of their title plants. These updates are offered in various formats including copies of each deed (or other document) and installation in the customer's office of microcomputer-based title plant storage products. The Company also sells title plants of certain Texas counties to firms that need title search capabilities.

The Company also resells a variety of public records data to nationwide credit bureaus and other providers of information retrieval services.

Other products and services accounted for 12%, 10% and 13% of the Company's revenues during 1995, 1994 and 1993, respectively.

CUSTOMERS

The majority of the Company's products and services are provided to county and local governments throughout the United States. In addition to governmental organizations, the Company also provides services to hospitals, third party administrators, indemnity insurance carriers, prepaid dental health plans, vision care specialists and other organizations providing healthcare related services. The Company also provides services to title companies in North Central Texas.

The Company typically enters into long-term contracts with customers for whom it provides technology outsourcing services. While the Company has normally been able to manage its activities and costs under these long-term contracts such that it has been able to fulfill contract requirements in a profitable manner; however, due to their long-term nature and the inherent risks associated with changes in operating conditions, there can be no assurance that such contracts will continue to be profitable on a prospective basis. Certain long-term contracts with the Company's local government customers contain clauses which enable the customer to cancel or reduce its contractual commitment in the event that funding is not available in a given year. While the Company has not experienced such a termination or reduction, there can be no assurance that such events will not occur in future periods. For other products and services, the Company has not historically entered into long-term contracts with its customers. The Company typically provides payment terms on a contract-by-contract basis. During 1995, 1994 and 1993, no customer accounted for more than 10% of the Company's revenue.

BACKLOG

As of December 31, 1995, the Company had a backlog of approximately $193,452,000 associated with long-term service contracts. These contracts typically relate to providing the Company's technology outsourcing services to healthcare institutions and local governments. The Company expects that $69,210,000 of this backlog will be provided during the year ended December 31, 1996. The Company is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of government jurisdictions.

INDUSTRY SEGMENTS

The Company considers its current operating units to operate in one industry segment: specialized information technology management and related products and services.

COMPETITION

The Company's major competitors for its technology outsourcing services are other providers of information systems outsourcing services and certain providers of healthcare software. Some of these competitors are substantially larger and have greater resources than the Company. The Company's major competitors for its other products and services are typically small, regional providers of software products and services which may compete intensely in certain market areas based on price. The Company is routinely subject to competitive bidding. Management believes that the Company's competitiveness is directly related to its ability to maintain effective pricing and service.

EMPLOYEES

At December 31, 1995, the Company had approximately 1,290 employees, none of which are covered by a collective bargaining agreement. The Company generally has enjoyed satisfactory relations with its employees.

OTHER

Due to the nature of its business, the Company is subject to natural cycles in two major product and service areas. The amount of election activity, which is higher in "even-numbered" years due to congressional and presidential elections, affects the volume of election products and services (see Item 7, Management's Discussion and Analysis of Financial Condition.) Additionally, because the volume of real estate transactions tends to be higher from February through October than in the months of November through January, the revenues generated by governmental records management products and services are somewhat seasonal.

Revenues from the Company's governmental records management products and services are also affected by changes in the volume of nationwide real estate transactions. To the extent economic and other factors affect real estate sales nationwide, the Company's revenues associated with governmental records management products and services may be affected in a similar fashion.

Since the Company's manufactured products are limited, the Company has not been, and does not currently anticipate being, subject to materially adverse financial effects from price inflation associated with its raw materials and supplies purchases.

Raw materials used in the Company's manufacturing and other processes are readily available. With the exception of inventory requirements associated with election services products during election years, the Company is not required to maintain extensive investment in working capital.

During recent years, numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the U.S. healthcare system nationally or at the state level.
Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. It is not clear at this time what proposals will be adopted, if any, or, if adopted, what effect, if any, such proposals would have on the Company's business. There can be no assurance that currently proposed or future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs will not have an adverse effect on the financial results or operations of the Company. In addition, rapid changes are occurring in the healthcare industry as a result of technological, economic and demographic change. In general, consolidation is occurring among healthcare providers, including hospitals, health maintenance organizations and professional practices while healthcare cost payors, including employers and insurance companies, are placing increasing pressure upon healthcare providers to maintain costs. It is not clear what effect, if any, these changes in the healthcare industry will have on the Company's business. There can be no assurance, however, that such changes will not have an adverse effect on the financial results or operations of the Company.

During 1995 and 1994, research and development expenses did not constitute a material portion of the Company's expenses. During 1993, as a part of its acquisition of CMSI in May of 1993 (see Note 13 to the Consolidated Financial Statements), the Company acquired in-process research and development associated with specialized "open-systems" software products for local governments. Apart from this acquisition, research and development expenses did not constitute a material portion of the Company's expenses during 1993.

Item 2.  Properties.

As of March 1, 1996, the principal offices, plants, warehouses and shops used by the Company, all of which are leased except as otherwise indicated in the column captioned "Expiration Date of Lease," were as follows:

                         Approximate
                        Square Feet of    Expiration Date
Location                 Floor Space         of Lease         Primary Use

Washington, Missouri         65,000       Owned               }Office and
                                                              }processing
Birmingham, Alabama          56,520       April 30, 2002      }facilities
                                                              }
Addison, Texas               41,000       May 31, 1998        }
                                                              }
Dallas, Texas                35,082       July 31, 2001       }Corporate
                                                              }Headquarters
                                                              }
Dallas, Texas                30,906       Owned               }Office and
                                                              }processing
Dallas, Texas                30,000       December 31, 1998   }facilities
                                                              }
Dewitt, New York             24,280       July 14, 1998       }
                                                              }
Berkeley, California         20,000       December 31, 2000   }
                                                              }
Long Beach, California       18,600       January 31, 2000    }
                                                              }
Chicago, Illinois            15,832       December 31, 2000   }
                                                              }
St. Cloud, Minnesota         14,000       February 28, 2004   }
                                                              }
St. Cloud, Minnesota         10,500       August 31, 2000     }
                                                              }
Portland, Oregon              8,458       September 24, 2000  }
                                                              }
Austin, Texas                 6,526       June 28, 1998       }
                                                              }
Greensboro, North Carolina    6,500       April 30, 1998      }
                                                              }
Berkeley, California          6,440       December 31, 1996   }
                                                              }
Rockford, Illinois            5,960       April 30, 2000      }
                                                              }
Washington, Missouri          5,400       Monthly             }
                                                              }

                            Approximate
                          Square Feet of  Expiration Date
         Location           Floor Space      of Lease         Primary Use

Colorado Springs, Colorado    4,000       January 31, 2000    }Office and
                                                              }processing
Milpitas, California          3,811       September 30, 2000  }facilities
                                                              }
Sarasota, Florida             3,671       September 30, 1996  }
                                                              }
West Palm Beach, Florida      3,553       August 31, 1998     }
                                                              }
Austin, Texas                 3,458       January 31, 1998    }
                                                              }
Seattle, Washington           3,456       October 31, 1996    }
                                                              }
Laguna Hills, California      2,932       January 31, 2000    }
                                                              }
Stockton, California          2,750       August 1, 1998      }
                                                              }
Parsippany, New Jersey        2,692       December 31, 1999   }
                                                              }
Glen Burnie, Maryland         1,862       Monthly             }
                                                              }
Boyers, Pennsylvania          1,500       Monthly             }


The Company also occupies various facilities provided by its clients pursuant to its technology outsourcing contracts, but is not subject to lease payments or related obligations associated with such locations.

The Company believes that the machinery, equipment, buildings and facilities owned and leased by the Company are well maintained and are suitable and adequate for the Company's operations for the foreseeable future.

Item 3.  Legal Proceedings.

On March 4, 1988, Claude Morgan Lewenz filed a lawsuit in the United States District Court for the District of Connecticut, styled Claude Morgan Lewenz
v. DLH/INE Corporation, Business Records Corporation, Hall and McChesney, Inc. and Cronus Industries, Inc. Plaintiff asserted claims of breach of contract, fraud, unjust enrichment and tortious interference allegedly arising out of the termination of his former independent sales representative contract with DLH/INE, a company acquired by BRC in December 1987. Plaintiff alleged that his sales representative contract was not properly terminated. Plaintiff also alleged that he was fraudulently induced to execute the stock purchase agreement whereby he and other shareholders of DLH/INE sold that company to BRC, by representations that his sales representative contract would be continued after the closing. Plaintiff sought the recovery of damages of $10,000,000, preliminary and permanent injunctive relief reinstating him as an independent sales representative, rescission of BRC's acquisition of DLH/INE, punitive damages, interest and attorneys' fees.

With respect to the above litigation, the lawsuit was tried during December 1993 and a jury found BRC liable for breach of contract, but found in BRC's favor on the plaintiff's other claims. A judgement of $564,000 was awarded to the plaintiff by this jury. BRC filed a motion for retrial and this motion was granted by the Court in August 1994. The Company subsequently settled this lawsuit with the plaintiff in May 1995. The Company had previously established a reserve sufficient to satisfy the costs of the original judgement, anticipated costs of appeal, and associated legal expense. As a result of the settlement, the Company recorded, as other income, $823,000 during the second quarter of 1995.

The Company is also party to various other lawsuits arising in the ordinary course of its business and does not believe that the outcome of these lawsuits will have a material effect on the Company's financial position or results from operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Registrant's Equity Stock and Related Stockholder Matters.

The Company's common stock, $.10 par value per share (the "Common Stock"), is the only class of common equity of the Company and represents the only voting securities of the Company. As of March 22, 1996, there were approximately 2,091 stockholders of record of the Common Stock. The Company's Common Stock trades on the NASDAQ Stock Market ("NASDAQ") under the symbol BRCP.

The following table provides the high and low sales quotations as reported by NASDAQ for the Common Stock for each quarter during the two most recent fiscal years:
                                          Price Range

                                        High         Low


1995:
     First Quarter                      $ 37      $ 32 1/2
     Second Quarter                       37 1/4    32
     Third Quarter                        43        36
     Fourth Quarter                       40        35 3/4

1994:
     First Quarter                      $ 36      $ 31 1/2
     Second Quarter                       34 1/4    29 1/2
     Third Quarter                        34 3/4    29 3/8
     Fourth Quarter                       37        31 1/4

The prices indicated herein reflect inter dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid cash dividends on the Common Stock since its inception. The Company has no present plans to pay cash dividends on the Common Stock.

Item 6.  Selected Financial Data.

The following selected financial data presents results of the Company for each of the previous five years ending with the year ended December 31, 1995.
These results were affected by the Company's acquisition of CMSI in May of 1993 and have been restated to reflect the treatment of the merger of a wholly-owned subsidiary with Clinical Resource Systems, Inc. as a pooling of interests (See Note 13 to the Consolidated Financial Statements).

                                                  Years ended December 31,

                                       1995      1994      1993      1992     1991
                                     (dollars in thousands except per share data)
Revenues . . . . . . . . . . . .     $134,654  $145,260  $105,232 $ 88,383  $ 76,144
Cost of products
and services. . . . . . . . . .       97,887    97,557    70,870    56,128    51,735
Selling, general
 and administrative. . . . . . .       23,269    26,432    23,958   19,488    18,091
Unusual charges. . . . . . . . .          ---       ---     6,548    3,083       ---
Equity plan expense. . . . . . .          ---       ---       ---      ---       149
  Operating profit . . . . . . .       13,498    21,271     3,856    9,684     6,169
Other income . . . . . . . . . .        1,283        15       110       85        29
Interest income, net . . . . . .        3,052       665        43      997     1,211
Income before income tax
 provision, extraordinary item
 and cumulative effect of
 change in accounting principle.       17,833    21,951     4,009   10,766     7,409
Income tax provision . . . . . .       (7,138)   (8,562)   (1,604)  (4,164)   (2,946)
Income before extraordinary item
 and cumulative effect of change
 in accounting principle . . . .       10,695    13,389     2,405    6,602     4,463
Extraordinary item -
 Utilization of net operating
  loss carryforwards . . . . . .          ---       ---       ---       75       996
Cumulative effect of change in
 accounting principle. . . . . .          ---       ---     4,352      ---       ---
    Net income . . . . . . . . .     $ 10,695  $ 13,389   $ 6,757  $ 6,677   $ 5,459

Earnings per share:

  Common and common equivalent share:

Income before extraordinary item
 and cumulative effect of change
 in accounting principle . . . .     $   1.64  $   2.20  $    .49 $   1.33  $    .91
   Extraordinary item. . . . . .          ---       ---       ---      .01       .20
   Cumulative effect of change
    in accounting principle. . .          ---       ---       .75     ---       ---
   Net income. . . . . . . . . .     $   1.64  $   2.20  $   1.24 $   1.34  $   1.11

  Assuming full dilution:
Income before extraordinary item
  and cumulative effect of change
  in accounting principle. . . .     $   1.61  $   2.14  $    .50 $   1.26  $    .86
    Extraordinary item . . . . .          ---       ---       ---      .02       .17
    Cumulative effect of change
      in accounting principle. .          ---       ---       .68     ---       ---
    Net income . . . . . . . . .     $   1.61  $   2.14  $   1.18 $   1.28  $   1.03


Total assets . . . . . . . . . .     $161,979  $151,975  $135,532 $102,908  $ 90,056
Long-term obligations. . . . . .          579     1,361     3,102       81        83

The Company has declared no cash dividends since its inception. See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of
Financial Condition.

Item 7.  Management's Discussion and Analysis of Financial Condition.

GENERAL CONSIDERATIONS

Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties.
Potential risks and uncertainties include market responses to pricing actions, continued competitive factors and pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences and inventory risks due to shifts in market demand.

Results for the year 1993 were significantly affected by the Company's acquisition of CMSI on May 14, 1993. In addition to the discussion of the effects of this acquisition provided in the section concerning results for 1994 as compared to 1993 below, please also refer to Note 13 of the Consolidated Financial Statements for information concerning the material effects of this acquisition.

Revenues from the sales of election products and services to election jurisdictions for use in conducting public elections constituted approximately 23% of the Company's revenue during 1995, as compared to 30% of the Company's revenues during 1994. This decrease is due primarily to the cyclical decrease in revenues from election products and services experienced during odd-numbered, or "non-election" years. In addition to the normal discussion of the Company's financial performance, a specific discussion of the effects of this cycle is provided in this item.

On August 17, 1995, a wholly-owned subsidiary of the Company merged with Clinical Resource Systems, Inc. This merger was treated as a pooling of
interests for accounting purposes.   As such, the financial statements for
all years have been restated to reflect the combined results of the Company and Clinical Resource Systems, Inc. In addition to the discussion of this acquisition provided below, please refer to Note 13 of the Consolidated Financial Statements.

1995 COMPARED TO 1994

Overview

Compared to the previous year, the Company's revenues decreased by $10.6 million, or 7%. The two-year cycle in the Company's election business
contributed greatly to this decrease.   Primarily due to the effects of
decreased revenues from its election business, the Company's operating profit decreased by $7.8 million as compared to 1994, or 37%. This decrease was partially offset by $2.4 million in increased net interest income and $1.3
million in other income.   These factors are discussed more fully below.

Revenues

The Company's revenues of $134.7 million were $10.6 million, or 7% lower than
those of the previous year.   The Company experienced decreased revenues
associated with its elections and governmental records management businesses. These decreases were partially offset by increased revenues associated with technology outsourcing services and other products and services.

During 1995, the Company experienced a $12.6 million, or 29%, decrease in revenues from election products and services as compared to the previous year. The greatest contributing factor to this decrease related to a $10.7 million, or 48%, reduction in revenues associated with election ballots and supplies. The Company also experienced reduced revenues associated with election "coding" services, full service elections, election support and maintenance. The Company's sales of election systems increased slightly when compared to the previous year. Sales of election systems were $12.0 million, an increase of $0.3 million over those of 1994.

As discussed below, the Company's revenues from election products and services are subject to substantial variation from even-numbered "election" years to odd-numbered "non-election" years. During 1995, the Company's revenues were significantly affected from a natural decrease in the number of elections held for public office as compared to those which occurred during the previous year. Likewise, absent currently unforseen events, the Company anticipates a corresponding increase in its elections revenues during 1996 as a result of the greater number of public elections which will be held in this upcoming "election" year.

On September 13, 1995, the Company acquired the assets of Computer Election Systems, Inc. ("CES"), a Florida-based provider of specialized punch-card ballots and certain of the government records management accounts of Government Records Services, Inc. ("GRS"), located in the Southeastern United States. Both companies were under common ownership. The Company acquired these assets in exchange for certain of its Texas government records management accounts and the receipt of $1.7 million in additional consideration (See also Note 13 to the Consolidated Financial Statements). The effects of this transaction are currently anticipated to increase the Company's revenues from punch card ballots and to reduce its revenues associated with governmental records management.

On November 1, 1995, the Company acquired the assets of MegaLink, Inc. ("MegaLink"), a Florida-based provider of voter registration software for $2.0 million (See Note 13 to the Consolidated Financial Statements). The Company currently plans to modify and sell MegaLink's voter registration software in conjunction with its other offerings of election software.

The Company's revenues from governmental records management products and services decreased by $3.4 million or 14% when compared to the previous year. This decrease relates primarily to a reduced number of nationwide real estate transactions as compared to the previous year. Since the Company relies upon a unit pricing structure for many of its governmental records management services, changes in national interest rates, to the extent they affect nationwide real estate transactions, have a corresponding effect on the
Company's revenues associated with these services.   At the conclusion of
1995, the Company also discontinued its government records services to the Office of Recorder, Cook County, Illinois ("Cook County"). This customer accounted for $2.0 million of the Company's government records management revenues during 1995. Due to the comparative decrease in real estate transactions, the effects of the CES and GRS transaction discussed above, and the discontinuance of its services to Cook County, the Company anticipates a continuation of the comparative decrease in revenues from governmental records management products and services.

Revenues from technology outsourcing services increased $3.7 million, or 6%,
as compared to the previous year.   Revenues from the Company's healthcare
business were $41.7 million during the year.  This represents an increase
of $1.7 million, or 4%, as compared to the previous year.   Increases in
revenues associated with the Company's on-site resource management services were the primary cause of this increase. Revenues from the Company's on-site resource management services to local governments were $14.9 million during 1995, an increase of $2.2 million, or 18%, over the previous year. The remainder of the Company's technology outsourcing revenues relate to the sales and maintenance of general purpose governmental software packages. These revenues decreased by $0.3 million, or 3%, as compared to the previous year.

On August 17, 1995, the Company consummated the merger of Clinical Resource Systems, Inc. ("CRS"), with a wholly-owned subsidiary of the Company (See Note
13 to the Consolidated Financial Statements).   Under the terms of the
agreement, the Company will issue, subject to certain escrow arrangements, 121,112 shares of its common stock in exchange for all of the recorded and beneficial interest held by CRS security holders. CRS develops and markets a specialized software system for use in hospital emergency rooms which traces a patient's progress through the hospital's critical care facility and allows real time access to relevant patient information. It is the Company's plan to market this software nationwide to emergency departments wishing to improve the administrative efficiency and cost effectiveness of their operations. The results of such marketing programs can not be estimated at this time.

Revenues from other products and services increased by $1.8 million, or 12%, during 1995. Increases in revenues associated with the sales of tape media, employment information, and specialized records binders contributed to the majority of this increase. Due to low contribution margins and lack of consistency with other product and service offerings by the Company, the Company discontinued its sales of tape media and employment information during December of 1995. These businesses accounted for a combined total of $5.5 million of the Company's revenues from other products and services during 1995. The discontinuance of these businesses did not have a material effect on the Company's operating results or financial condition during the fourth quarter.

Expenses and Net Income

The Company's gross margin decreased from 33% during 1994 to 27% during 1995. This decline relates primarily to a reduction in the Company's revenues from election product sales during 1995 as compared to the previous year, without a commensurate reduction in fixed and overhead expenses.

The most significant portion of this decrease was reflected in the Company's gross contribution from product sales which decreased from $19.0 million, or 40% of revenues during 1994 to $11.6 million, or 31%, of revenues during 1995. Of this $7.4 million decrease in gross profit contribution, $7.3 million relates to decreased contribution from ballots, supplies and election products. The Company experienced a $10.7 million decrease in revenues from the sales of these election products and a corresponding $3.4 million
decrease in related variable costs.   The Company's retention of personnel
and fixed property, plant and equipment related to these product areas during the non-election year contributed greatly to these decreases in gross product contribution and gross contribution margin percent.

The Company's gross contribution from services decreased from $28.7 million, or 29% of revenues to $25.2 million, or 26% of revenues when compared to 1994. Decreased contribution from election services contributed to $2.5 million of this $3.5 million decrease in gross service contribution. These decreased election services relate primarily to reduced levels of election coding, support and other election services and account fully for the decrease in gross service margin percent. For reasons similar to those discussed pertaining to the Company's lower utilization of fixed product overheads, reductions in services revenues were not met with corresponding reductions in personnel and overhead expenses associated with providing those services.
The remainder of the Company's reduction in gross service contribution relates to decreased revenues from its governmental records management products and services. These reductions relate to the factors discussed in the "revenues" portion of this item.

The Company's selling, general & administrative expenses decreased by $3.2 million as compared to the previous year. This decrease relates primarily to reduced sales commissions associated with lower revenues from election products and services, comparative charges to earnings of $950,000 associated with several software licenses and proprietary software packages taken during 1994 (See Note 7 to the Consolidated Financial Statements) and other reductions in general and administrative expenses. As a result of these decreased expense levels, selling, general and administrative expenses as a percent of revenues decreased slightly from 18% during 1994 to 17% during 1995.

As a result of the foregoing factors, the Company's operating profits decreased by $7.8 million, or 37%, as compared to the previous year.

During the year, the Company benefited from the resolution of several
litigation matters.   In particular, the Company settled its litigation
with Claude Morgan Lewenz. This and other litigation settlements and resolutions contributed $1.3 million to other non-operating income during the year. (See Note 21 to the Consolidated Financial Statements).

Interest Income and Investments

In 1995, net interest income increased by $2.4 million over 1994. This increase was primarily due to an increase in the Company's cash and investment balances over that of the previous year and a reduction in the Company's interest expense. Total cash and cash equivalents, short-term marketable securities, long-term marketable securities and interest-bearing
long-term installment receivables increased by $5.4 million.   The Company's
interest expense associated with its convertible exchangeable notes (the "Notes") decreased during 1995 due to conversion of $7.7 million of the Notes into common stock during 1994 and the remaining $1.3 million into common stock during 1995.

Currently, the Company holds the majority of its investments in a variety of U.S. Government treasury issues, low-risk money market instruments and tax-exempt municipal bonds (see also Note 2 to the Consolidated Financial Statements). These cash and investment balances are currently being held for use in funding working capital, acquisitions and internal expansion.
Due to continuing increases in cash and investment balances, absent an acquisition, share repurchase, dividend, or other use of the Company's retained capital, the Company anticipates an increase in net interest income during 1996.

Working Capital and Liquidity

During 1995, the Company's net working capital increased by $17.5 million
over 1994.   This change is due primarily to a net increase of $2.4 million in cash, cash equivalents and short-term investments, a $3.3 million increase in accounts receivables, a $5.8 million increase in inventories and a decrease of $7.1 million in current liabilities. As of December 31, 1995, the Company's total current assets were 3.7 times total current liabilities.

The Company's cash flows from operating activities were $12.5 million during 1995, a decrease of $19.1 million, or 61%, as compared to the previous year and $1.1 million when compared to 1993. The primary cause for this decrease relates to a $8.9 million change in the Company's net cash flows associated with a reduction in accrued liabilities and a net $5.1 million decrease in
cash flows associated with increased inventories.   Changes in the Company's
accrued liabilities relate primarily to the Company's underlying two-year election business cycle. Increases in inventories related to the purchase of parts and assembly of equipment associated with the Company's Optech IIIP "Eagle" product line for use in sales anticipated during the upcoming "presidential election year." (See also Note 4 to the Consolidated Financial Statements.)

Net cash flows used in investing activities increased by $2.7 million as compared to 1994. This increase relates primarily to the Company's $2.0 million expenditure associated with its acquisition of MegaLink, Inc.
(See Note 13 to the Consolidated Financial Statements.) Net cash used in investing activities also reflects a net increase of investments in marketable securities of $14.5 million and installment receivables of $3.8 million. These net investment increases reflect the Company's desire to earn higher interest rate yields through the continual investment of cash in either marketable interest-bearing securities or self-issued note and lease agreements associated with sales of its products.

Primarily due to a $9.3 million decrease in the amount of cash used to repurchase Company stock during 1995 as compared to the previous year, net cash provided by financing activities increased by $5.9 million over 1994.

Due to continuing positive cash flow from existing operations, generally improved prospects for its election business associated with the 1996 presidential election year and anticipated continuing exercises of employee stock options, the Company generally foresees continuing positive cash flows provided by operating and financing activities during the upcoming year.

During the upcoming year, the Company may seek acquisitions or mergers to further its strategic and financial objectives. To the extent the Company identifies and consummates such an acquisition or merger, the Company's cash flows and financial position could be materially affected. Additionally, the Company's short-term cash flows could be affected in a materially adverse manner in the event of an unforseen change in business conditions, material loss associated with legal proceedings, internal expansion of operations, or other such events.

The Company is not currently subject to any material indebtedness or aware of any liabilities which would cause it to believe that it will be subject to a materially adverse longer term liquidity position. However, the Company's long-term operating cash flows and liquidity may be subject to materially adverse change based on the factors discussed above.

Due to the foregoing, and its working capital position, the Company does not maintain any active lines of credit.

Other Items

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or income statement.

1994 COMPARED TO 1993

Overview

Compared to the previous year, the Company's revenues grew by $40.0 million, or 38%. The timing of the Company's acquisition of CMSI in mid-1993 and the normal two-year cycle of the Company's election business contributed greatly to this increase. The Company's net income increased from $6.8 million during 1993 to $13.4 million in 1994. A significant factor contributing to this comparative increase in net income, as discussed below, included a pre-tax charge to earnings during 1993 related to the acquisition of CMSI.

Revenues

The Company's revenues of $145.3 million were 38% greater than those of the previous year. This represents an increase of $40.0 million over 1993.

During 1994, the Company had $51.5 million in revenues from technology outsourcing services from business units acquired as a part of the BRC Health Care acquisition. This compares to $30.1 million during 1993 and represents an overall increase of $21.4 million. Due to the fact that BRC Health Care was acquired in May of 1993, $16.2 million of this increase relates to the Company's recording of only seven and one-half months of the operations of BRC Health Care during 1993. The remaining $5.2 million represents increased revenues from new technology outsourcing services contracts, contract addendums and inflationary related price increases as compared to the previous year.

The Company's revenues from election products and services increased by $17.4 million, or 66%, as compared to 1993. Increases in sales of ballots, supplies, election systems and software accounted for the majority of this increase. As discussed below, the Company's revenues from election products and services are subject to substantial variation from odd-numbered "non-election" years to even-numbered "election" years. During 1994, the Company benefited from a natural increase in the number of elections held for public office over those which occurred during the previous year.

The Company's governmental records management revenues increased by $.5 million, or 2%, as compared to the previous year. The Company's growth rate in governmental records management revenues was lower than the 6% rate experienced in 1993 due primarily to a flattening out of the nationwide volume of real estate transactions.

Revenues from the Company's other products and services increased by $.7 million over the previous year. The strongest increases in revenues came from the Company's sales of binders and through the resale of public records information.

Expenses and Net Income

The Company's overall gross margin percent was consistent with the previous year at 33%. However, the Company's gross margin associated with products increased from 35% to 40% and its gross margin associated with services decreased from 32% to 29% of revenues as compared to 1994.

The Company's increase of $8.7 million in gross contribution from product sales relates primarily to increased sales of election equipment, ballots and supplies as compared to the previous year. The Company's revenues from election products increased by $15.4 million and corresponding variable costs increased by $6.8 million, causing an increase in the Company's gross contribution of $8.5 million due to improved utilization of overhead expenses associated with its election business.

The Company's gross contribution from services increased by $4.6 million over the previous year, but its gross contribution percent decreased from 32% to 29%. These changes relate primarily to the Company's acquisition of CMSI in May of 1993 and the effect the timing of this acquisition had on the Company's gross contribution and gross contribution margins.

Selling, general and administrative (SG&A) expenses as a percent of revenues decreased from 23% during 1993 to 18% during 1994. This decrease in SG&A expenses as a percent of revenues is due to the substantial increase in revenues over the previous year. In absolute terms, the Company's SG&A expenses increased by $2.5 million, or 10%. This increase is primarily due to the timing of the acquisition of CMSI during 1993, as well as increased commission compensation associated with higher revenues.

Current year net income also compares favorably to 1993 as a result of a $6.5 million pre-tax charge to earnings taken during 1993 primarily associated with the Company's allocation of a portion of the purchase price for CMSI to purchased in-process research and development (See Note 20 to the Consolidated Financial Statements.)

During the second quarter of 1994, in accordance with the Company's accounting policies concerning the periodic evaluation of recoverability of intangible assets, the Company recognized a $950,000 pre-tax charge associated with several software licenses and proprietary software packages (See Note 7 to the Consolidated Financial Statements.)

EFFECTS OF THE ELECTION CYCLE

Approximately 23% of the Company's revenues during 1995, and 30% during 1994, were generated from election products and services to governmental bodies for use in conducting elections. The Company operates in a unique and predictable two-year business cycle associated with its election products and services. Throughout the United States, a substantially larger number of elections for public office are held in even-numbered years than in odd-numbered years. As a result, revenues and underlying production and support activities for a majority of the Company's election products and services increase dramatically in election years and correspondingly decrease in non-election years.

During 1995, 1994 and 1993, revenues from election products and services were $31.1 million, $43.7 million and $26.3 million, respectively.

As a result of the underlying election cycle, the Company will tend to show higher margins and resulting profits in election years, and lower margins and resulting profits in non-election years. When reviewing the financial statements, the reader is encouraged to compare the Company's financial performance on a two-year basis.

Item 8.  Financial Statements and Supplementary Data.

See Item 14(a).

Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 16, 1996 (the "Proxy Statement").

Item 11. Executive Compensation.

Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "MANAGEMENT COMPENSATION"-- Summary Compensation Table; Option Grants During 1995 Fiscal Year; Option Exercises During 1995 Fiscal year and Fiscal Year-End Option Values; Report of the Compensation Committee of the Board of Directors on Executive Compensation; and Compensation of Directors" contained in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information with respect to security ownership by persons known to the Company to beneficially own more than five percent of the Common Stock, by each director of the Company and by all directors and executive officers as a group is incorporated herein by reference to the information under the captions "PRINCIPAL STOCKHOLDERS" and "PROPOSAL ONE: ELECTION OF DIRECTORS" contained in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "MANAGEMENT COMPENSATION--Certain Transactions" contained in the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

     (a)  1.   Financial statements

               Reference is made to the listing on page 25 of all financial statements filed as a part of this report.

          2.   Financial statement schedule

               Reference is made to the listing on page 25 of the schedule filed as a part of this report.

          3.   Exhibits

               Reference is made to the Index to Exhibits beginning on page 49 for a list of all exhibits filed as part of this report.

     (b) The Company did not file any current Reports on Form 8-K during the quarter ended December 31, 1995.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BUSINESS RECORDS CORPORATION
                              HOLDING COMPANY



                              By /s/ Perry E. Esping

                                  Perry E. Esping,
                                  Chairman and
                                  Chief Executive Officer

Date:  March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

                                                     Date
                                             }
                                             }
/s/ Perry E. Esping                          }
Perry E. Esping,                             }
Chairman, Chief Executive Officer            }
and Director (Principal Executive Officer)   }
                                             }
                                             }
                                             }
                                             }
/s/ J. L. Morrison                           }
J. L. Morrison                               }
President and                                }     March 28, 1996
Chief Operating Officer                      }
                                             }
                                             }
                                             }
                                             }
/s/ Thomas E. Kiraly                         }
Thomas E. Kiraly,                            }
Chief Financial Officer                      }
(Principal Financial Officer and             }
Principal Accounting Officer)                }
                                             }
                                             }
                                             }
                                             }
/s/ L. D. Brinkman                           }
L. D. Brinkman, Director                     }
                                             }
               (Signatures continued on next page)

            (Signatures continued from preceding page)
                                             }       Date
                                             }
                                             }
                                             }
/s/ David H. Monnich                         }
David H. Monnich,                            }
Director and Member of the Audit Committee   }
                                             }
                                             }
                                             }
                                             }
/s/ Paul T. Stoffel                          }    March 28, 1996
Paul T. Stoffel,                             }
Director and Member of the Audit Committee   }
                                             }
                                             }
                                             }
                                             }
/s/ Robert E. Masterson                      }
Robert E. Masterson, Director                }
                                             }
                                             }
                                             }

         BUSINESS RECORDS CORPORATION HOLDING COMPANY AND
                          SUBSIDIARIES


                CONSOLIDATED FINANCIAL STATEMENTS

           FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K
                   YEAR ENDED DECEMBER 31, 1995

         BUSINESS RECORDS CORPORATION HOLDING COMPANY AND
                          SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE
                          [Item 14(a)]
                                                          Page

     Consolidated statements of income for each
     of the three years ended December 31, 1995. . .       26

     Consolidated balance sheets as of December 31,
     1995 and 1994 . . . . . . . . . . . . . . . .         27

     Consolidated statements of changes in
     shareholders' equity for each of the three
     years ended December 31, 1995 . . . . . . . . .       28

     Consolidated statements of cash flows
     for each of the three years ended
     December 31, 1995 . . . . . . . . . . . . . . .       29

     Notes to consolidated financial statements. . .       30

     Report of Independent Accountants -
     Price Waterhouse LLP. . . . . . . . . . . . . .       47

     Financial statement Schedule II-Valuation and
     Qualifying Accounts for the three years ended
     December 31, 1995 . . . . . . . . . . . . . . .       48



All other schedules are omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

               BUSINESS RECORDS CORPORATION HOLDING COMPANY AND
                                SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                Years ended December 31,
                                              1995         1994         1993
Revenues

Products . . . . . . . . . . . . . . .  $ 37,161,000 $ 47,189,000 $ 29,135,000
Services . . . . . . . . . . . . . . .    97,493,000   98,071,000   76,097,000
                                         134,654,000  145,260,000  105,232,000
Costs and expenses
Cost of products . . . . . . . . . . .    25,553,000   28,160,000   18,830,000
  Cost of services . . . . . . . . . .    72,334,000   69,397,000   52,040,000
  Selling, general and administrative.    23,269,000   26,432,000   23,958,000
  Unusual charges (Note 20). . . . . .           ---          ---    6,548,000
                                         121,156,000  123,989,000  101,376,000

Operating profit . . . . . . . . . . .    13,498,000   21,271,000    3,856,000
Other income (Note 21) . . . . . . . .     1,283,000       15,000      110,000
Interest income. . . . . . . . . . . .     3,480,000    1,718,000    1,460,000
Interest expense
  (Including $33,000 in 1995, $436,000
  in 1994 and $925,000 in 1993
  to a related party). . . . . . . . .      (428,000)  (1,053,000)  (1,417,000)

Income before income tax provision,
  extraordinary item and
  cumulative effect of change in
  accounting principle . . . . . . . .    17,833,000   21,951,000    4,009,000
Income tax provision (Note 18) . . . .    (7,138,000)  (8,562,000)  (1,604,000)

Income before extraordinary item
  and cumulative effect of change
  in accounting principle. . . . . . .    10,695,000   13,389,000    2,405,000
Cumulative effect of change
  in accounting principle. . . . . . .           ---          ---    4,352,000
Net income . . . . . . . . . . . . . .  $ 10,695,000 $ 13,389,000  $ 6,757,000

Earnings per share (Note 19)
  Common and common equivalent share
    Income before extraordinary item
      and cumulative effect of change
      in accounting principle. . . . .  $       1.64 $       2.20  $       .49
    Cumulative effect of change
      in accounting principle. . . . .           ---          ---          .75
                                        $       1.64 $       2.20  $      1.24
  Assuming full dilution
    Income before extraordinary item
      and cumulative effect of change
      in accounting principle. . . . .  $       1.61 $       2.14  $       .50
    Cumulative effect of change
      in accounting principle. . . . .           ---          ---          .68
                                        $       1.61 $       2.14  $      1.18

See Notes to Consolidated Financial Statements.

               BUSINESS RECORDS CORPORATION HOLDING COMPANY AND
                                SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                     1995            1994
                              ASSET
Current assets
  Cash and cash equivalents. . . . . . . . . .  $ 10,059,000    $21,946,000
  Short-term marketable
    securities (Note 2). . . . . . . . . . . .    28,299,000     14,022,000
  Accounts and notes receivable, net of
    allowance for doubtful accounts of
    $1,094,000 in 1995 and $1,345,000
    in 1994 (Note 3) . . . . . . . . . . . . .    29,582,000    26,245,000
  Inventories (Note 4) . . . . . . . . . . . .    11,750,000     5,967,000
  Deferred tax asset (Note 18) . . . . . . . .     4,980,000     7,668,000
  Other current assets . . . . . . . . . . . .     3,195,000     1,616,000
    Total current assets . . . . . . . . . . .    87,865,000    77,464,000

Property, plant and equipment,
  at cost (Note 5) . . . . . . . . . . . . . .    59,022,000    59,456,000
  Less accumulated depreciation. . . . . . . .    42,141,000    41,384,000
                                                  16,881,000    18,072,000

Long-term marketable securities (Note 2) . . .     7,891,000     8,278,000
Long-term installment receivables (Note 6) . .    10,194,000     6,815,000

Purchased software and databases, net (Note 7)     4,049,000     2,883,000
Goodwill and related intangibles, net (Note 8)    33,414,000    36,399,000
Other assets, net (Note 9) . . . . . . . . . .     1,685,000     2,064,000
                                                $161,979,000  $151,975,000

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable . . . . . . . . . . . . . .  $  3,326,000 $   3,271,000
  Accrued liabilities (Note 10). . . . . . . .    19,543,000    22,497,000
  Income tax payable . . . . . . . . . . . . .           ---     2,099,000
  Current portion of notes
    and capital leases (Note 11) . . . . . . .       793,000     1,523,000
  Convertible exchangeable notes to
    officer/director (Note 11) . . . . . . . .           ---     1,333,000
    Total current liabilities. . . . . . . . .    23,662,000    30,723,000

Long-term notes
  and capital leases (Note 11) . . . . . . . .       579,000     1,361,000
Deferred tax payable (Note 18) . . . . . . . .     3,920,000     4,736,000
Other noncurrent liabilities . . . . . . . . .           ---        29,000
Commitments and contingencies (Note 12). . . .           ---           ---

Shareholders' equity (Notes 15 and 16)
  Preferred stock, $10.00 par value; 2,000,000
    shares authorized, none issued . . . . . .           ---           ---
  Common stock, $.10 par value; 10,000,000
    shares authorized, 6,449,870 shares issued
    and outstanding in 1995 and 6,088,878
    shares issued and outstanding in 1994. . .       645,000       618,000
  Additional paid-in capital . . . . . . . . .    57,702,000    52,612,000
  Retained earnings. . . . . . . . . . . . . .    75,471,000    64,776,000
  Treasury stock (Note 16) . . . . . . . . . .           ---    (2,880,000)
    Total shareholders' equity . . . . . . . .   133,818,000   115,126,000
                                                $161,979,000  $151,975,000

See Notes to Consolidated Financial Statements.

            BUSINESS RECORDS CORPORATION HOLDING COMPANY AND
                             SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY

                                      Common
                                      Stock    Additional
                                     $.10 par   Paid-In      Retained     Treasury
                                      Value     Capital      Earnings      Stock

Balance at January 1, 1993 . . .  $   499,000  34,811,000   44,630,000  (2,391,000)

  Net income . . . . . . . . . .          ---         ---    6,757,000         ---
  Exercise of stock options. . .       14,000     956,000          ---   2,522,000
  Stock option tax benefits. . .          ---   1,328,000          ---         ---
  Convertible exchangeable
    notes converted. . . . . . .        7,000     993,000          ---         ---
  Purchase of common stock
    for treasury (Note 16) . . .          ---         ---          ---    (211,000)

Balance at December 31, 1993 . .      520,000  38,088,000   51,387,000     (80,000)

  Net income . . . . . . . . . .          ---         ---   13,389,000         ---
  Exercise of stock options. . .       43,000   1,758,000          ---   7,450,000
  Stock option tax benefits. . .          ---   5,154,000          ---         ---
  Convertible exchangeable
    notes converted. . . . . . .       55,000   7,612,000          ---         ---
  Purchase of common stock
    for treasury (Note 16) . . .          ---         ---          ---  10,250,000)

Balance at December 31, 1994 . .      618,000  52,612,000   64,776,000  (2,880,000)

  Net income . . . . . . . . . .          ---         ---   10,695,000         ---
  Exercise of stock options. . .       17,000   1,960,000          ---   3,858,000
  Stock option tax benefits. . .          ---   1,807,000          ---         ---
  Convertible exchangeable
    notes converted. . . . . . .       10,000   1,323,000          ---         ---
  Purchase of common stock
    for treasury (Note 16) . . .          ---         ---          ---    (978,000)

Balance at December 31, 1995 . .  $   645,000 $57,702,000 $ 75,471,000 $       ---

See Notes to Consolidated Financial Statements.

          BUSINESS RECORDS CORPORATION HOLDING COMPANY
                      AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         Years ended December 31,
                                                      1995           1994           1993
Cash flows from operating activities
 Net income. . . . . . . . . . . . . . . . . . . $ 10,695,000    $ 13,389,000   $ 6,757,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization . . . . . . .   10,684,000      11,126,000     8,086,000
     (Gain) loss on sale of assets . . . . . . .     (468,000)        (19,000)     (138,000)
     Unusual charges . . . . . . . . . . . . . .          ---             ---     6,548,000
     Deferred income tax . . . . . . . . . . . .          ---             ---    (3,790,000)
     Changes in assets and liabilities:
       (Increase) decrease in accounts
         and notes receivable. . . . . . . . . .   (1,202,000)      1,339,000    (2,895,000)
       (Increase) decrease in inventories. . . .   (5,783,000)       (692,000)     (166,000)
       (Increase) decrease in other assets . . .    1,904,000       1,529,000    (1,743,000)
       Increase (decrease) in accounts payable .       55,000        (574,000)    1,566,000
       Increase (decrease) in other liabilities.   (3,405,000)      5,448,000      (712,000)
  Total adjustments. . . . . . . . . . . . . . .    1,785,000      18,157,000     6,756,000
Net cash provided by operating activities. . . .   12,480,000      31,546,000    13,513,000

Cash flows from investing activities
  Capital expenditures . . . . . . . . . . . . .   (7,612,000)     (6,920,000)   (5,968,000)
  Marketable securities purchased. . . . . . . .  (37,782,000)    (28,237,000)   (1,716,000)
  Marketable securities redeemed . . . . . . . .   23,317,000      12,923,000     5,099,000
  Proceeds from sale of business units . . . . .      200,000          40,000       549,000
  Acquired businesses (Note 13). . . . . . . . .   (2,000,000)            ---   (35,486,000)
  Proceeds from sale of assets . . . . . . . . .          ---         340,000       170,000
  Additions to installment receivables . . . . .   (7,389,000)     (4,754,000)   (4,058,000)
  Proceeds from installment receivables. . . . .    3,554,000       1,586,000     1,244,000
Net cash used in investing activities. . . . . .  (27,712,000)    (25,022,000)  (40,166,000)

Cash flows from financing activities
  Principal payments on notes and capital leases   (1,512,000)     (1,595,000)   (3,217,000)
  Issuance of common stock . . . . . . . . . . .    5,835,000       9,251,000     3,493,000
  Repurchases of stock . . . . . . . . . . . . .     (978,000)    (10,250,000)     (211,000)
Net cash provided by (used in)
  financing activities . . . . . . . . . . . . .    3,345,000      (2,594,000)       65,000
Increase (decrease) in cash and cash equivalents  (11,887,000)      3,930,000   (26,588,000)
Cash and cash equivalents at beginning of year .   21,946,000      18,016,000    44,604,000
Cash and cash equivalents at end of year . . . . $ 10,059,000    $ 21,946,000  $ 18,016,000

Supplemental disclosures - Cash payments for income taxes in 1995, 1994 and 1993 were $6,900,000,
$1,556,000 and $2,636,000, respectively.  Cash payments for interest in 1995, 1994 and 1993 were
$428,000, $1,000,000 and $1,445,000, respectively.

In 1995, 95,238 shares of common stock were issued to a related party upon the conversion of
$1,333,333 of the Company's 10% convertible exchangeable notes.  In 1994, 547,618 shares of common stock were issued to a related party upon the conversion of $7,666,666 of the Company's 10%
convertible exchangeable notes.  In 1993, 71,429 shares of common stock were issued to a related party upon conversion of $1,000,000 of the Company's 10% convertible exchangeable notes.

See Notes to Consolidated Financial Statements.

            BUSINESS RECORDS CORPORATION HOLDING COMPANY
                        AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying financial statements include the accounts of Business Records Corporation Holding Company ("BRCHC") and subsidiaries, hereafter referred to as the "Company." BRCHC operates through its wholly-owned subsidiaries, Business Records Corporation ("BRC") and BRC Health Care, formally known as CMSI. All significant intercompany transactions and balances have been eliminated.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents - For purposes of the statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

Marketable securities - Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short- and long-term marketable equity securities are classified as held to maturity and are carried at amortized portfolio cost.

Inventories - Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment - Depreciation and amortization of property, plant and equipment, owned or leased, for financial statement purposes are provided by the straight-line method over estimated useful lives ranging from 5 to 25 years for buildings and leasehold improvements, from 3 to 15 years for machinery and equipment, from 3 to 4 years for microcomputer equipment and from 3 to 5 years for mainframe computer equipment.

Purchased software and databases - Purchased software and databases reflect the cost of acquired software, software licenses and databases. Purchased software is amortized by straight-line method over 5 to 7 years. Capitalized costs of databases and title plants are amortized over their estimated lives of 20 years.

Goodwill and related intangibles - Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists and other items usually resulting from acquisitions accounted for using the purchase method. These intangible assets are amortized by the straight-line method over the estimated period to be benefited by the acquisition ranging from five to twenty-five years. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective January 1, 1995. The carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated discounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Revenue recognition - It is the Company's policy to recognize revenues when its products are shipped or services are performed. In the event that a particular contract requires a right of return, the Company does not recognize revenue until such right lapses. Depending on the nature of the Company's contracts, certain long-term contracts are recognized on a percentage-of-completion basis. Under such contracts, earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total costs. Losses expected to be incurred on contracts in process are recognized as soon as such losses are known. Percentage-of-completion contracts have not constituted a material portion of the Company's revenues for the periods presented.

Deferred revenues - Advance billings for services are deferred and recorded as revenue in the period in which the related services are rendered.

Income taxes - Income taxes are presented pursuant to Statement of Financial Accounting Standard No. 109 (SFAS No. 109), "Accounting for Income Taxes." In 1993, the Company adopted SFAS No. 109. The effect of the implementation of SFAS No. 109 was to increase net income by $4,352,000 in 1993 (See Note 18 to the Consolidated Financial Statements).

Accounting for stock-based compensation - In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1997 fiscal year. The Company expects to adopt SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 is not expected to impact the Company's consolidated balance sheet or statement of income.

2.   MARKETABLE SECURITIES

Marketable securities are classified as held to maturity and are carried at amortized portfolio cost. The cost of these securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the underlying security. Such amortization and accretion are included in interest income. The Company invests primarily in government and corporate fixed income securities. Realized gains and losses on the sale of investments are determined on a specific identification basis and are included in the Consolidated Statements of Income.

                                                  1995

                                             Gross
                                Amortized  Unrealized  Unrealized     Fair
Dollars in Thousands              Cost       Gains       Losses       Value

State and municipal bonds . .   $  22,477 $      144   $     495    $  22,126
U.S. Government Treasury
   Notes. . . . . . . . . . .      13,445         71         ---       13,516
Other investments . . . . . .         268        ---         ---          268
                                $  36,190 $      215   $     495    $  35,910


                                                  1994

                                             Gross
                                Amortized  Unrealized  Unrealized     Fair
Dollars in Thousands              Cost       Gains       Losses       Value

State and municipal bonds . .   $  22,177  $       5   $      90    $  22,092
U.S. Government Treasury
   Notes. . . . . . . . . . .         105        ---           2          103
Other investments . . . . . .          18        ---         ---           18
                                $  22,300  $       5   $      92    $  22,213

The contractual maturities of debt securities at December 31, 1995 are as follows (in thousands):

                                           Amortized        Fair
                                             Cost           Value

          Due within one year . . . . .     28,299          27,949

          Due after one year through
            five years. . . . . . . . .      7,891           7,961
                                         $  36,190       $  35,910

3.   ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable include the current portion of long-term notes of $4,806,000 and $3,896,000 for 1995 and 1994, respectively.

Accounts and notes receivable include employee receivables of $1,076,000 and $644,000 for 1995 and 1994, respectively.

4.   INVENTORIES
                                                 1995            1994

        Finished goods . . . . . . . . . .   $ 4,187,000     $ 2,779,000
        Work in progress . . . . . . . . .     3,023,000       1,355,000
        Raw materials and supplies . . . .     4,540,000       1,833,000
                                             $11,750,000     $ 5,967,000

5.   PROPERTY, PLANT AND EQUIPMENT
                                                 1995            1994

        Land . . . . . . . . . . . . . . .   $   294,000     $   294,000
        Buildings and leasehold
          improvements . . . . . . . . . .     6,675,000       6,011,000
        Machinery and equipment. . . . . .    52,053,000      53,151,000
                                             $59,022,000     $59,456,000

For 1995, 1994 and 1993, the Company incurred depreciation expense of $7,385,000, $7,557,000, and $5,688,000, respectively.

6.   LONG-TERM INSTALLMENT RECEIVABLES

Long-term installment receivables generally relate to the sale of certain assets, products and services. These receivables range in length from 3 to 6 years and bear interest at rates ranging from 4 to 11 percent. The carrying value of these receivables approximates the market value at December 31, 1995.

7.   PURCHASED SOFTWARE AND DATABASES

                                                     1995            1994

        Software, net of accumulated
          amortization of $5,797,000 in
          1995 and $5,597,000 in 1994. . . . .   $ 1,930,000     $   445,000

        Software licenses, net of accumulated
          amortization of $322,000 in 1995
          and $205,000 in 1994 . . . . . . . .       548,000         665,000

        Databases, net of accumulated
          amortization of $2,482,000 in 1995
          and $2,280,000 in 1994 . . . . . . .     1,571,000       1,773,000
                                                 $ 4,049,000     $ 2,883,000

During the second quarter of 1994, in accordance with the Statement of Financial Accounting Standards No. 86, the Company charged $950,000 against earnings due to an assessment of the unamortized capitalized costs associated with several software licenses and proprietary software packages as compared to their net realizable value.

8.   GOODWILL AND RELATED INTANGIBLES
                                                     1995            1994
        Goodwill, net of accumulated
          amortization of $5,004,000 in
          1995 and $3,636,000 in 1994. . . . .  $ 23,718,000     $ 25,502,000

        Customer lists, net of accumulated
          amortization of $2,687,000 in
          1995 and $2,243,000 in 1994. . . . .     8,703,000        9,609,000

        Other items, net of accumulated
          amortization of $858,000 in
          1995 and $564,000 in 1994. . . . . .       993,000        1,288,000
                                                $ 33,414,000     $ 36,399,000

9.   OTHER ASSETS

                                                     1995            1994

        Noncompetition agreements, net
          of accumulated amortization of
          $1,483,000 in 1995 and $1,015,000
          in 1994. . . . . . . . . . . . . . .  $  1,309,000     $  1,423,000

        Other, net of accumulated
          amortization of $281,000 in 1995
          and $279,000 in 1994 . . . . . . . .       376,000          641,000
                                                $  1,685,000     $  2,064,000

Noncompetition agreements are amortized over the term of the underlying agreements which range from one to five years.


10.  ACCRUED LIABILITIES
                                                     1995            1994

        Deferred revenues. . . . . . . . . . .  $ 10,973,000     $  9,153,000
        Salaries and benefits. . . . . . . . .     3,679,000        4,236,000
        Other accrued liabilities. . . . . . .     4,891,000        9,108,000
                                                $ 19,543,000     $ 22,497,000

11.  NOTES AND CAPITAL LEASES
                                                     1995            1994

        Notes

        10% convertible exchangeable
          notes to officer/director. . . . . .  $        ---     $  1,333,000

        Capital Leases

        7% lease payable to customer related
          to acquisition of computer equipment
          and related contract concession,
          maturing through 1997. . . . . . . .  $    462,000     $  1,426,000

        7% lease payable to vendor providing
          certain software licenses, maturing
          through 1997 . . . . . . . . . . . .       598,000          844,000

        Miscellaneous capital leases related
          to equipment with rates of 5% to
          10%, maturing through 1998 . . . . .       312,000          528,000

        Miscellaneous capital leases related
          to automobiles with rates of 7% to
          11%, maturing through 1996 . . . . .           ---           86,000

        Total capital leases . . . . . . . . .   $ 1,372,000      $ 2,884,000

        Total notes and capital leases . . . .   $ 1,372,000      $ 4,217,000

        Less current maturities of leases. . .       793,000        1,523,000
        Less notes classified as current . . .           ---        1,333,000
        Long-term notes and capital leases . .   $   579,000      $ 1,361,000

In March 1988, the Company sold to a then unrelated third party, who subsequently became and continues as an officer and director of the Company (the "Holder"), $10,000,000 10% convertible, exchangeable notes due in 1998 (the "Notes"). The Notes were convertible, at the option of the Holder, into common stock, $.10 par value per share (the "Common Stock"), of the Company at any time at $14.00 principal amount per share of Common Stock. During 1995, $1,333,333 of face value of the Notes were converted by the Holder into 95,238 shares of Common Stock. During 1994, $7,666,666 of face value of the Notes were converted by the Holder into 547,618 shares of Common Stock. During 1993, $1,000,000 of face value of the Notes were converted by the Holder into 71,429 shares of Common Stock.

As of December 31, 1995, lease payments due under capital leases are as follows:
                  Year Ending December 31:

                  1996 . . . . . . . . . .   $   855,000
                  1997 . . . . . . . . . .       578,000
                  1998 . . . . . . . . . .        18,000
                                               1,451,000
                  Less Interest. . . . . .      ( 79,000)
                  Principal amount of
                    net lease payments . .   $ 1,372,000

Assets and liabilities resulting from capital lease obligations are included in the balance sheet at December 31, 1995 as follows:


        Assets:
          Property, plant and equipment . . . . .   $ 2,396,000
          Purchased software and databases. . . .       291,000
          Goodwill and related intangibles. . . .     1,467,000
                                                      4,154,000
          Less accumulated depreciation
            and amortization. . . . . . . . . . .     2,067,000
                                                    $ 2,087,000

        Liabilities:
          Current portion of notes and
            capital leases. . . . . . . . . . . .   $   793,000

          Long-term notes and capital leases. . .       579,000
                                                    $ 1,372,000

12.  COMMITMENTS AND CONTINGENCIES

Minimum future rental payments for leased office space and property, plant and equipment required under operating leases with initial or remaining noncancellable lease terms in excess of one year are: 1996 - $2,771,000;
1997 - $2,673,000; 1998 - $2,271,000; 1999 - $1,868,000; 2000 - $1,150,000;
later years - $1,071,000; total - $11,804,000.

Total rent expense for operating leases was $2,998,000 in 1995, $2,866,000 in 1994 and $2,719,000 in 1993.

On March 4, 1988, Claude Morgan Lewenz filed a lawsuit in the United States District Court for the District of Connecticut, styled Claude Morgan Lewenz
v. DLH/INE Corporation, Business Records Corporation, Hall & McChesney, Inc. and Cronus Industries, Inc., in which he asserted claims of breach of contract, fraud, unjust enrichment and tortious interference allegedly arising out of the termination of his former independent sales representative contract with DLH/INE, a company acquired by BRC in December 1987. The plaintiff alleged that his sales representative contract was not properly terminated and that he was fraudulently induced to execute the stock purchase agreement, whereby he and other shareholders of DLH/INE sold that company to BRC, by representations that his sales representative contract would be continued after the closing. The plaintiff sought the recovery of damages of $10,000,000, preliminary and permanent injunctive relief reinstating him as an independent sales representative, rescission of BRC's acquisition of DLH/INE, punitive damages, interest and attorney's fees.

With respect to the above litigation, the lawsuit was tried during December 1993 and a jury found BRC liable for breach of contract, but found in BRC's favor on the plaintiff's other claims. A judgement of $564,000 was awarded to the plaintiff by this jury. BRC filed a motion for retrial and this motion was granted by the Court in August 1994. The Company subsequently settled this lawsuit with the plaintiff in May of 1995. The Company had previously established a reserve sufficient to satisfy the costs of the original judgement, anticipated costs of appeal, and associated legal expense. As a result of the settlement, the Company recorded, as other income, $823,000 during the second quarter of 1995.

The Company is also party to various other lawsuits arising in the ordinary course of its business and does not believe that the outcome of these lawsuits will have a material effect on the Company's financial position or results from operations.

13.  ACQUISITIONS

On August 17, 1995, the Company consummated the merger of Clinical Resource Systems, Inc. (CRS), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company will issue up to 121,112 shares of its common stock, subject to certain escrow arrangements with regard to 12,111 shares, in exchange for all of the record and beneficial interest held by CRS security holders. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,381 of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms.

The Company expects to treat the CRS merger as a tax-free reorganization. This transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of CRS for all periods presented.

Combined and separate results of BRC and CRS during the periods preceding the merger were as follows:
                                 Twelve Months ended December 31,
                                   1995           1994          1993
Revenue:
        BRC. . . . . . .      $133,573,000   $144,204,000  $104,243,000
        CRS. . . . . . .         1,081,000      1,056,000       989,000
        Total. . . . . .      $134,654,000   $145,260,000  $105,232,000

Net Income (Loss):
        BRC. . . . . . .      $ 11,093,000   $ 13,388,000  $  6,328,000
        CRS. . . . . . .          (398,000)         1,000       429,000
        Total. . . . . .      $ 10,695,000   $ 13,389,000  $  6,757,000

The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

On November 1, 1995, the Company acquired all of the assets and assumed certain liabilities of Megalink, Inc. ("Megalink"), a Florida corporation. Megalink develops and markets voter registration software for use in conducting public elections. Megalink's primary operations were located in West Palm Beach, Florida. In addition to other terms and conditions, the Asset Purchase Agreement provided that the Company would pay $2,000,000 in cash in consideration for the net assets of Megalink.

On September 13, 1995, the Company acquired the assets of Computer Election Systems, Inc. ("CES"), a Florida-based provider of specialized punch card ballots and certain of the government records management accounts of Government Records Services, Inc. ("GRS"), located in the Southeastern United States. Both companies were under common ownership. The Company acquired these assets in exchange for the sale of certain of its Texas government records management accounts and the receipt of notes payable in the aggregate amount of $1,730,000 issued by GRS and secured by the underlying computer equipment sold to GRS.

On May 14, 1993, the Company completed its acquisition of CMSI. CMSI is an Oregon corporation with its operations principally in the states of California, Oregon, Illinois and Washington. CMSI provided a variety of professional technology and outsourcing services to healthcare institutions and local governments.

In accordance with the terms of the Stock Purchase Agreement, the Company expended $35,486,000 in cash to consummate the acquisition as follows:

        Payments for common stock. . . . . .      $31,554,000
        Stock valuation plan,
          agreements not to compete and
          other related obligations. . . . .        4,550,000
        Acquired cash and investments. . . .         (618,000)
        Net cash expended for acquisition. .      $35,486,000

The following summarizes unaudited pro forma consolidated results of operations for the 12-month period ended December 31, 1993, assuming the acquisition occurred as of the beginning of the period presented, and excluding the charge for purchased in-process research and development. The pro forma results have been prepared for comparative purposes only and do not propose to be indicative of the results of operations which actually would have been in effect at the dates indicated, or which may occur in the future.

                                             Twelve Months Ended December 31,
                                                            1993

     Revenues. . . . . . . . . . . . . . .              $120,356,000

     Income before extraordinary
       items and cumulative effect of
       change in accounting principle. . .              $  2,988,000

     Net income. . . . . . . . . . . . . .              $  6,778,000

     Income per common share . . . . . . .              $       1.20

14.  OTHER RELATED PARTY TRANSACTIONS

The Company leases real property owned by a partnership that includes as a partner, an officer of the Company. The lease agreement covering this parcel has a term expiring in February 2004. Annual rental payments paid by the Company in 1995, 1994 and 1993 were $217,000, $211,000 and $203,000, respectively. Management believes that the terms of the lease are at least as favorable to the Company as those that could have been obtained in an arm's-length transaction with unaffiliated parties.

A business, partly owned by a family member of a current officer/director, leases real property from the Company. The lease agreement covers approximately 5,600 square feet of production and warehouse space which was otherwise unused by the Company. The Company collects approximately $20,000 annually under the lease which expires in May 1999. The lease rate negotiated was based upon what the Company believes were existing market conditions at the inception of the lease.

The Company subleases office space to a current officer/director for personal use. The lease agreement covers 1,266 square feet of office space on which the Company collects approximately $12,000 annually in rent. The lease rate negotiated was based upon what the Company believes were existing market conditions at the inception of the lease.

During 1995, the Company funded and recorded as an employee receivable $595,000 as a relocation loan to a current officer of the Company. This receivable bears an interest rate which was comparable to existing market rates for home mortgages at the time of the loan and is due September 1996.

15.  INCENTIVE COMPENSATION PLANS

The Company provides options to purchase its common stock to officers, directors and employees of the Company through several stock option plans. Additionally, through an equity participation plan adopted in 1989, the Company may provide favorable terms to officers, and employees for the purchase of common shares. Although it is not required to do so under each of the plans, the Company typically grants options to purchase its common stock at prices equal to the fair market value of the underlying shares of such common stock on the date of grant. The Company has issued no shares under its stock purchase program since 1989. Because the Company grants options to purchase its common stock under these plans at the fair market value thereof on the date of grant, and because it has not issued stock under its stock purchase program since August of 1989, it has recorded no compensation expense in connection with the grants of options or as a result of employee stock purchases during the periods presented.

1993 Stock Option Plan

The Company's stock option plan, adopted in April 1993, approved by shareholders at their annual meeting on May 13, 1993, and further modified by shareholders at their annual meeting on May 17, 1995, provides for the grant of options to key employees, who are selected by the Stock Option Committee of the board of directors, to purchase up to 2,100,000 shares of common stock. The Stock Option Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable within the option period in periodic installments and all installments that become exercisable are cumulative and may be exercised after they become exercisable with the expiration of the option. At the discretion of the Company, either common stock or cash may be paid by the option holder upon excercise of the option. Options that have expired or that have been canceled are available for future grants under the plan.

Transactions for stock options pursuant to the 1993 Stock Option Plan for 1995, 1994 and 1993 are as follows:
                                          1995          1994          1993

Options outstanding January 1 . . . .   1,136,177     1,033,600           ---
Granted . . . . . . . . . . . . . . .     513,874       411,500     1,036,850
Exercised . . . . . . . . . . . . . .    (171,795)      (91,122)          ---
Canceled. . . . . . . . . . . . . . .    (231,186)     (217,801)       (3,250)
Options outstanding at December 31. .   1,247,070     1,136,177     1,033,600

Option Price Range at December 31 . .     $22.50        $22.50        $22.50
                                            to            to            to
                                          $40.00        $33.50        $29.00
Options exercisable at December 31. .     598,933       370,821           ---
Options available for grant at
  December 31 . . . . . . . . . . . .     590,013        22,701       216,400

Equity Participation Plans

Effective January 1989, the Company adopted equity participation plans (the "Equity Plans") pursuant to which key management employees of the Company (who were selected by the board of directors) were granted rights and options to acquire shares of common stock. The Equity Plans consist of three parts:
(i) a Company purchase plan, (ii) a bonus stock plan and (iii) a stock option plan.

Under the Company purchase plan, participants can be granted rights to purchase up to an aggregate of 500,000 shares of common stock made available from the Company's treasury or other authorized but unissued common stock at a purchase price of $10.00 per share.

Under the related bonus stock plan, for each share of common stock purchased by a participant under the Company purchase plan, the Company may grant to such participant the right to purchase an additional one-half share of common stock at a purchase price of $.10 per share up to a maximum of 250,000 shares in the aggregate for all participants. The shares issued under the bonus stock plan are typically subject to vesting and forfeiture provisions based on a participant's continued employment with the Company. No rights were granted during the periods presented.

Under the stock option plan, the Company authorized the granting of up to 1,200,000 nonqualified options exercisable at market price at the date of grant. The Stock Option Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable within the option period in periodic installments and all installments that become exercisable are cumulative and may be exercised after they become exercisable with the expiration of the option. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan. No rights were granted during the periods presented.

Transactions for stock options pursuant to the Equity Plans for 1995, 1994 and 1993 are as follows:
                                             1995        1994        1993
Options outstanding January 1. . . . . . .  24,800     515,035      728,702
Granted. . . . . . . . . . . . . . . . . .  70,000      24,300          ---
Exercised. . . . . . . . . . . . . . . . .    (833)   (514,535)    (213,667)
Canceled . . . . . . . . . . . . . . . . . (10,967)        ---          ---

Options outstanding at December 31 . . . .  83,000      24,800      515,035

Options price range at December 31 . . . .  $32.25      $12.25      $11.375
                                              to          to           to
                                            $34.75      $33.25      $12.250
Options exercisable at December 31 . . . .   4,323         500      515,035
Options available for grant at December 31  13,935      72,968       97,268

1977 Stock Option Plan

The Company's stock option plan adopted in February 1977 and modified in January 1991 provides for the granting of nonqualified options to certain of its key employees to purchase up to 400,000 shares of Common Stock at prices which represent fair market value at date of grant. The Stock Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable within the option period in periodic installments and all installments that become exercisable are cumulative and may be exercised after they become exercisable with the expiration of the option. At the discretion of the Company, either Common Stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan.

Transactions for 1995, 1994 and 1993 are as follows:

                                               1995        1994        1993

Options outstanding January 1. . . . . . .   131,157     192,729     224,454
Granted. . . . . . . . . . . . . . . . . .    13,800      13,040         ---
Exercised. . . . . . . . . . . . . . . . .   (64,590)    (46,767)    (28,308)
Canceled . . . . . . . . . . . . . . . . .      (233)    (27,845)     (3,417)
Options outstanding at December 31 . . . .    80,134     131,157     192,729

Options price range at December 31 . . . .    $17.50     $12.125     $12.125
                                                to          to          to
                                              $34.75     $33.250     $29.125

Options exercisable at December 31 . . . .    62,801     125,029     132,856
Options available for grant at December 31     6,925      20,492       5,687

1990 Director Stock Option Plan

The Company's director stock option plan, adopted in March 1990, provides for the granting of nonqualified options to certain nonemployee members of the board of directors of the Company to purchase up to a total of 100,000 shares of Common Stock at market price at the date of grant. The options are exercisable in 33-1/3% cumulative annual installments beginning one year from the date of grant and are subject to certain forfeiture provisions if the director ceases to serve as a director of the Company during the term of the options. These options expire five years from the date granted.

Transactions for 1995, 1994 and 1993 are as follows:

                                             1995       1994       1993

Options outstanding January 1. . . . . . .  50,000     50,000     58,333
Granted. . . . . . . . . . . . . . . . . .     ---        ---        ---
Exercised. . . . . . . . . . . . . . . . . (50,000)       ---     (8,333)
Canceled . . . . . . . . . . . . . . . . .     ---        ---        ---
Options outstanding at December 31 . . . .       0     50,000     50,000
Option price at December 31. . . . . . . .$    ---     $12.25     $12.25
Options exercisable at December 31 . . . .     ---     50,000     50,000
Options available for grant at December 31   8,333      8,333      8,333

1995 Directors Stock Option Plan

On August 1, 1995, the Board of Directors adopted, subject to shareholder approval at the Company's Annual Meeting of Stockholders on May 16, 1996, the Company's 1995 Option Plan for Non-Employee Directors ("1995 Directors Plan") which provides for the granting of stock options to qualified individuals to purchase up to an aggregate of 120,000 shares of common stock. The 1995 Directors Plan provides that non-employee directors will be granted 10,000 shares of common stock on August 1st of each year up to a maximum of 30,000 shares for each non-employee director. Options become exercisable in equal 20% cumulative annual installments commencing with the first anniversary of the date of grant and remain exercisable for a period of up to ten years from the date of grant and are subject to certain cancellation provisions if the individual ceases to serve as a director of the Company during the term of the options. Transactions for 1995 are as follows:
                                                         1995

     Options Outstanding January 1  . . . . . .            ---
     Granted. . . . . . . . . . . . . . . . . .         40,000
     Exercised. . . . . . . . . . . . . . . . .            ---
     Canceled . . . . . . . . . . . . . . . . .            ---
     Options outstanding at December 31 . . . .         40,000

     Option price at December 31. . . . . . . .         $37.50
     Options Exercisable at December 31 . . . .            ---
     Options Available for grant at December 31         80,000

Clinical Resource Systems, Inc. Stock Option Plan

In connection with the merger of a wholly-owned subsidiary of the Company with Clinical Resource Systems, Inc. ("CRS") on August 17, 1995, the Company assumed responsibility for existing employee stock options of CRS (See Note
13 to the Consolidated Financial Statements). Such employee stock options were converted in options to purchase common shares of the Company in a manner consistent with the conversion factors relied upon in the merger. As a result of the foregoing, as of December 31, 1995, the Company has 11,464 employee stock options outstanding which ranged in exercise price from $29.71 to $59.42 and were associated with the Company's merger with CRS. A total of 8,940 of such options were exercisable pursuant to the terms of such agreements as of December 31, 1995. No further options are available for grant in connection with the underlying stock option plans of CRS.

16.  SHAREHOLDERS' EQUITY

As of December 31, 1995 and 1994, the Company had 2,000,000 shares of preferred stock, par value $10.00 per share, authorized. The preferred stock, if issued, will have such rights and preferences as may be designated by the Company's board of directors. Of the 2,000,000 authorized shares of preferred stock, 100,000 shares have been designated as Series A Junior Participating Preferred Stock and 714,285 shares have been designated as 7% Series B Cumulative Exchangeable Preferred Stock. No shares of preferred stock have been issued.

During 1995, the Company repurchased a total of 25,834 shares of common stock for $978,000, of which none were held as treasury stock at year end. During 1994, the Company repurchased a total of 303,371 shares of common stock for $10,250,000. At December 31, 1994, the Company held 90,000 shares of treasury stock. During 1993, the Company repurchased a total of 10,000 shares of common stock for $211,000, of which 3,916 shares were held as treasury stock at year-end.

17.  EMPLOYEE BENEFIT PLANS

Substantially all employees of the Company and its subsidiaries are eligible to participate in defined contribution plans. The costs associated with Company contributions and administrative expenses were $660,000 in 1995, $502,000 in 1994 and $318,000 in 1993.

18.  INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The adoption of SFAS No. 109 required the Company to change from the deferred method of accounting for income taxes of APB Opinion 11 to the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates applicable to the years in which those differences are expected to be recovered or settled.

The cumulative effect of the change in the method of accounting for income taxes of $4,352,000 is determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993. $562,000 of the cumulative effect is related to net operating loss carryforwards acquired in the acquisition of Clinical Resource Systems, Inc. (See Note 13 for detail of the transaction and an explanation of the accounting treatment.) Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

The components of the provision (benefit) for federal and state income taxes are as follows:
                                       1995           1994           1993
Current:
  Federal income tax . . . . . .   $ 3,519,000    $ 3,125,000    $ 1,953,000
  State income tax . . . . . . .       740,000        750,000        350,000
  Total current. . . . . . . . .     4,259,000      3,875,000      2,303,000

Deferred:
  Federal income tax . . . . . .     1,155,000       (349,000)    (5,422,000)
  State income tax . . . . . . .      ( 83,000)      (118,000)      (957,000)
  Total deferred . . . . . . . .     1,072,000       (467,000)    (6,379,000)
  Total. . . . . . . . . . . . .   $ 5,331,000    $ 3,408,000    $(4,076,000)

The income tax provision (benefit) is included in the financial statements as follows:
                                       1995           1994           1993
Income tax provision
  per statement of operations . .  $ 7,138,000    $ 8,562,000    $ 1,604,000

Cumulative effect of change
  in method of accounting
  for income taxes. . . . . . . .          ---            ---     (4,352,000)

Direct credits to equity -
  compensation expense for tax
  purposes in excess of amounts
  recognized for financial
  reporting purposes. . . . . . .   (1,807,000)    (5,154,000)    (1,328,000)
Total . . . . . . . . . . . . . .  $ 5,331,000    $ 3,408,000    $(4,076,000)

The following summarizes the difference between the federal statutory income tax rate and the effective income tax rate for continuing operations:

                                           1995         1994         1993
Federal income tax rate. . . . . . .        35%          35%          34%
State income tax, net of federal
  benefit. . . . . . . . . . . . . .         4%           4%           6%

Amortization of intangibles. . . . .         3%           2%           8%

Tax exempt interest income
  and other  . . . . . . . . . . . .        (2%)         (2%)         (8%)

Effective income tax rate. . . . . .        40%          39%          40%

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax payable at December 31, are presented below:
                                               1995          1994
Deferred tax asset:
  Revenue not yet recognized for
  financial reporting purposes. . . .     $ 1,530,000   $  1,631,000
  Inventories . . . . . . . . . . . .         550,000      1,173,000
  Accrued compensation. . . . . . . .         430,000        764,000
  Bad debt reserves . . . . . . . . .         500,000        562,000
  Net operating loss carryforward . .         850,000        812,000
  Other accrued expenses. . . . . . .         710,000      1,593,000
  Other liabilities . . . . . . . . .         410,000      1,133,000

Total deferred tax asset. . . . . . .     $ 4,980,000    $ 7,668,000

Deferred tax payable:
  Intangibles, net. . . . . . . . . .     $(3,340,000)   $(3,587,000)
  Fixed assets and other, net . . . .        (580,000)    (1,149,000)

Total deferred tax payable. . . . . .     $(3,920,000)   $(4,736,000)

19.  EARNINGS PER SHARE

Earnings per common and common equivalent shares are computed based on the weighted average number of common and common equivalent shares outstanding (6,532,000 in 1995, 6,074,000 in 1994 and 5,768,000 in 1993). Shares issuable upon exercise of dilutive stock options are included in the weighted average number of shares outstanding.

Earnings per share assuming full dilution, unless antidilutive, are computed based on shares issuable upon exercise of dilutive stock options and conversion of the Notes. The weighted average number of common and common equivalent shares outstanding, assuming full dilution, was 6,644,000 in 1995, 6,392,000 in 1994 and 6,411,000 in 1993.

20.  UNUSUAL CHARGES

During 1993, the Company recognized a one-time charge to earnings of $6,548,000 primarily consisting of the allocation of a portion of the total purchase price of CMSI to in-process research and development. This in-process research and development relates to CMSI's "GT2000" project under which CMSI had been developing specialized "open-systems" software for use by local governments (See Note 13 to the Consolidated Financial Statements).

21.  OTHER INCOME

During the second quarter of 1995, the Company settled its lawsuit with Claude Morgan Lewenz. The case, styled "Claude Morgan Lewenz v. DLH/INE Corporation, Business Records Corporation, Hall and McChesney, Inc. And Cronus Industries, Inc. was scheduled for retrial in June of 1995. The Company had previously established a reserve consistent with the original judgement awarded to the plaintiff and associated legal expenses. As a result of the settlement, the Company has recorded, as other income, $823,000 during the second quarter (See Note 12 of the Consolidated Financial Statements). During the fourth quarter of 1995, the statute of limitations expired on a dispute in which the Company had previously established a reserve. An amount equal to approximately $460,000 associated with this case was recorded as other income.

22.  QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for 1995 and 1994 are as follows
(in thousands, except share data):
                                       Three months ended (1995)
                           March 31      June 30      Sept. 30      Dec. 31

     Revenues. . . . . . . $32,788       $32,657       $34,728      $34,481
     Gross profit. . . . .   9,329         8,005         9,801        9,632
     Net income. . . . . .   2,694         2,358         2,748        2,895

     Primary earnings
      per share on
      net income . . . . .     .42           .36           .41          .44

     Fully diluted
      earnings per
      share on net income.     .42           .36           .41          .44


                                       Three months ended (1994)
                           March 31      June 30      Sept. 30      Dec. 31

     Revenues. . . . . . . $32,481       $36,507      $38,920       $37,352
     Gross profit. . . . .  10,209        12,448       13,253        11,793
     Net income. . . . . .   2,697         3,620        3,903         3,169

     Primary earnings
      per share on
      net income . . . . .     .47           .60          .62           .50

     Fully diluted earnings
      per share on
      net income . . . . .     .45           .57          .59           .49

           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Business Records Corporation Holding Company


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 25 present fairly, in all material respects, the financial position of Business Records Corporation Holding Company and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company adopted FAS 109, "Accounting for Income Taxes," in 1993. We concur with the change in accounting.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Dallas, Texas
March 22, 1996

                                        SCHEDULE II

                             VALUATION AND QUALIFYING ACCOUNTS

                       Years ended December 31, 1995, 1994 and 1993

                                                 Additions

                             Balance at
                             Beginning        Charged to          Charged to                      Balance at
Description                  of Period    Costs and Expenses   Other Accounts(a)    Deductions   End of Period
1995:
  Reserve for bad debts -
    accounts and notes
    receivables             $ 1,395,000      $   279,000         $ (430,000)             ---     $ 1,244,000
  Inventory reserves            998,000          (17,000)           (51,000)             ---         930,000

  Total                     $ 2,393,000      $   262,000         $  (481,000)            ---     $ 2,174,000
1994:
  Reserve for bad debts -
    accounts and notes
    receivables             $ 1,592,000      $   (84,000)        $  (113,000)            ---     $ 1,395,000
  Inventory reserves            715,000          320,000             (37,000)            ---         998,000

  Total                     $ 2,307,000      $   236,000         $  (150,000)            ---     $ 2,393,000

1993:
  Reserve for bad debts -
    accounts and notes
    receivables             $ 1,352,000      $   438,000         $  (198,000)            ---     $ 1,592,000
  Inventory reserves            609,000          168,000             (62,000)            ---         715,000

  Total                     $ 1,961,000      $   606,000         $  (260,000)            ---     $ 2,307,000


(a) Such amounts relate to the utilization of the valuation and qualifying accounts to specific items for which they were established in the accounts receivables and inventory reserve accounts.

Note: Certain amounts have been reclassified from prior year to conform to current year presentation.

                   INDEX TO EXHIBITS


     (3)  Articles of Incorporation and By-Laws:

           a. By-Laws, as amended, of Cronus Industries, Inc. (filed as Exhibit 3.2 to the Company's Registration Statement No. 2-94283 on Form S-2 and incorporated herein by reference).

           b. Restated Certificate of Incorporation, as amended, of Cronus Industries, Inc. (filed as Exhibit (3)b. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

           c. Certificate of Amendment of Certificate of Incorporation of Cronus Industries, Inc. (filed as Exhibit (3)c. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

           d. Certificate of Amendment to the Restated Certificate of Incorporation of Cronus Industries, Inc. (filed as Exhibit
               (3)d. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           e. Certificate of Correction of the Certificate of Amendment to the Restated Certificate of Incorporation of Cronus Industries,
               Inc. (filed as Exhibit (3)e. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           f. Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (filed as Exhibit (3)f. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

           g. Certificate of Designation, Preferences, Rights and Limitations of 7% Series B Cumulative Convertible Exchangeable Preferred Stock of the Company (filed as Exhibit (3)g. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           h. Certificate of Amendment to the Restated Certificate of Incorporation of Cronus Industries, Inc.

     (4)  Instruments Defining the Rights of Security Holders, Including
          Indentures:

           a. Note Purchase Agreement between the Company and P.E. Esping (filed as Exhibit (4)a. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           b.  Amendment to Note Purchase Agreement between the Company and P.
               E. Esping (filed as Exhibit (4)b. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           c. Second Amendment to Note Purchase Agreement between the Company and P. E. Esping (filed as Exhibit (4)c. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

           d. 10% Convertible Exchangeable Note due April 1, 1998, dated January 1, 1993 (filed as Exhibit (4)d. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).


     (10) Material Contracts:

           a.  The Company's Stock Option Plan:

               1. Amended and Restated Business Records Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-40503 on Form S-8 and incorporated herein by reference).

               2.   Form of Nonqualified Stock Option Agreement (filed as
                    Exhibit 4.2 to the Company's Registration Statement No. 33-40503 on Form S-8 and incorporated herein by reference).

           b. Lease Agreement dated February 27, 1986, between LBM and the Company relating to real property in St. Cloud, Minnesota (filed as Exhibit (10)c. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

          *c. Amended and Restated Equity Participation Plans dated July 9, 1990 (filed as Exhibit (10)d. to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

           d.  The Company's Management Equity Participation Stock Option Plan:

               1. Business Records Corporation Holding Company Management Equity Participation Stock Option Plan (filed as Exhibit
                    4.1 to the Company's Registration Statement No. 33-47368 on Form S-8 and incorporated herein by reference).

               2. Form of Stock Option Agreement (filed as Exhibit 4.2 to the Company's Registration Statement No. 33-47368 on Form S-8 and incorporated herein by reference).

           e.  The Company's 1990 Director Stock Option Plan:

               1. Business Records Corporation Holding Company Nonqualified Director Stock Option Plan (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-47369 on Form S-8 and incorporated herein by reference).

               2.   Form of Nonqualified Stock Option Agreement (filed as
                    Exhibit 4.2 to the Company's Registration Statement No. 33-47369 on Form S-8 and incorporated herein by reference).

           f.  The Company's 1990 Key Contributor Bonus Plan.

           g. Promissory Note dated February 22, 1991, executed by P.E. Esping and payable to the Company.

           h. Promissory Note dated January 7, 1992, executed by P.E. Esping and payable to the Company (filed as Exhibit (10)i. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

           i. The Company's Nonqualified Performance Stock Option Plan for Key Employees:

               1. Nonqualified Performance Stock Option Plan for Key Employees of Business Records Corporation Holding Company (filed as Exhibit 4.1 to the Company's Registration Statement No. 33-65410 on Form S-8 and incorporated herein by reference).

               2.   Form of Nonqualified Stock Option Agreement (filed as
                    Exhibit 4.1 to the Company's Registration Statement No. 33-65410 on Form S-8 and incorporated herein by reference).

     *(11)     Statement regarding computation of earnings per share.

      (16) Letter regarding change in certifying accountant (filed as Exhibit 16 to the Company's Current Report on Form 8-K dated September 18, 1992, and incorporated herein by reference).

      (21)     Subsidiaries of the Registrant.

      (23)     Consent of Certified Public Accountants.

         *a.   Consent of Price Waterhouse LLP

     *(27) Financial Data Schedule for the Year Ended December 31, 1995. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of
               Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

      (99)     Additional Exhibits.

          a. Company's undertaking regarding the Securities and Exchange Commission's position on indemnification in connection with the existing prospectus and registration statement on Form S-8 regarding the Business Records Corporation 401(k) Retirement Savings Plan and Trust (filed as Exhibit (28)a. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     * Filed herewith