Form 10-Q
period 1996-03-31
BUSINESS RECORDS CORPORATION HOLDING CO
filed 1996-05-15
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended March 31, 1996

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


                             None
Former name, address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Outstanding at March 31, 1996
Common Stock                            6,462,203
$.10 Par Value

           BUSINESS RECORDS CORPORATION HOLDING COMPANY


                              INDEX


                                                                 PAGE

Part I.   Financial Information  (Unaudited)

               Consolidated Condensed Balance
               Sheets - March 31, 1996 and
               December 31, 1995                                3

               Consolidated Condensed Statements of
               Income - Three Months Ended March 31,
               1996 and 1995                                    4

               Consolidated Condensed Statements of
               Cash Flows - Three Months Ended March 31,
               1996 and 1995                                    5

               Notes to Consolidated Condensed Financial
               Statements                                       6

               Management's Discussion and Analysis             8


Part II.  Other Information                                    10

                   PART I.  FINANCIAL INFORMATION

           BUSINESS RECORDS CORPORATION HOLDING COMPANY
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                            March 31,       December 31,
                                              1996              1995
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . . . . $ 21,121,000     $ 10,059,000
Short-term marketable securities . . . . . .   16,026,000       28,299,000
Accounts and notes receivable, net . . . . .   30,625,000       29,582,000
Inventories (Note 4) . . . . . . . . . . . .    9,626,000       11,750,000
Deferred tax asset . . . . . . . . . . . . .    4,955,000        4,980,000
Other current assets . . . . . . . . . . . .    1,653,000        3,195,000
  Total current assets . . . . . . . . . . .   84,006,000       87,865,000

Property, plant & equipment. . . . . . . . .   60,328,000       59,022,000
  Less accumulated depreciation . . . . . . . (43,638,000)     (42,141,000)
                                               16,690,000       16,881,000

Long-term marketable securities. . . . . . .   11,887,000        7,891,000
Long-term installment receivables. . . . . .   13,937,000       10,194,000
Purchased software and data bases, net . . .    4,467,000        4,049,000
Goodwill and intangibles, net. . . . . . . .   32,766,000       33,414,000
Other assets, net. . . . . . . . . . . . . .    1,585,000        1,685,000

Total assets . . . . . . . . . . . . . . . . $165,338,000     $161,979,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable . . . . . . . . . . . . . . $  2,644,000     $  3,326,000
Accrued liabilities. . . . . . . . . . . . .   20,695,000       19,543,000
Current portion of notes and capital leases.      699,000          793,000
  Total current liabilities. . . . . . . . .   24,038,000       23,662,000

Long-term notes and capital leases . . . . .      195,000          579,000
Deferred tax payable . . . . . . . . . . . .    3,820,000        3,920,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . . . . .      646,000          645,000
Additional paid-in capital . . . . . . . . .   58,060,000       57,702,000
Retained earnings. . . . . . . . . . . . . .   78,579,000       75,471,000

  Total shareholders' equity . . . . . . . .  137,285,000      133,818,000

Total liabilities and shareholders' equity . $165,338,000     $161,979,000

See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 5).

           BUSINESS RECORDS CORPORATION HOLDING COMPANY
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                            Three Months Ended March 31,
                                                1996              1995
Revenues . . . . . . . . . . . . . . . .  $ 37,646,000        $ 32,788,000

Cost of products and services. . . . . .    26,946,000          23,459,000
Selling, general and administrative. . .     6,216,000           5,550,000
                                            33,162,000          29,009,000


Operating profit . . . . . . . . . . . .     4,484,000           3,779,000
Interest income, net . . . . . . . . . .       730,000             711,000

Income before income tax . . . . . . . .     5,214,000           4,490,000

Income tax provision (Note 2). . . . . .     2,106,000           1,796,000

Net income . . . . . . . . . . . . . . .  $  3,108,000        $  2,694,000


Earnings per common and
 common equivalent share:

   Net income. . . . . . . . . . . . . .  $        .47        $        .42

   Average shares (Note 6) . . . . . . .     6,750,000           6,365,000


Cash dividends per share . . . . . . . .  $        ---        $        ---


See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 5).

               BUSINESS RECORDS CORPORATION HOLDING COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                  Three Months Ended March 31,
                                                       1996           1995
Cash flows from operating activities:

  Net income . . . . . . . . . . . . . . . . . . . $ 3,108,000   $  2,694,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:

    Depreciation and amortization. . . . . . . . .   2,748,000      2,803,000
    Loss (gain) on sale of assets. . . . . . . . .         ---            ---
    Changes in assets and liabilities:
      (Increase) decrease in accounts
        and notes receivable . . . . . . . . . . .  (1,688,000)       855,000
      (Increase) decrease in inventories . . . . .   2,124,000     (2,397,000)
      (Increase) decrease in other assets. . . . .   1,404,000        292,000
      Increase (decrease) in accounts payable. . .    (682,000)        50,000
      Increase (decrease) in other liabilities . .   1,126,000       (766,000)

    Total adjustments. . . . . . . . . . . . . . .   5,032,000        837,000

Net cash provided by operating activities. . . . .   8,140,000      3,531,000

Cash flows from investing activities:

  Capital expenditures . . . . . . . . . . . . . .  (2,163,000)    (1,329,000)
  Marketable securities purchased. . . . . . . . .  (3,445,000)   (28,887,000)
  Marketable securities redeemed . . . . . . . . .  11,821,000      3,282,000
  Proceeds from sale of assets . . . . . . . . . .         ---            ---
  Additions to installment receivables . . . . . .  (3,888,000)      (641,000)
  Proceeds from installment receivables. . . . . .     788,000        949,000

Net cash (used in) provided by
  investing activities . . . . . . . . . . . . . .   3,113,000    (26,626,000)

Cash flows from financing activities:

  Principal payments on notes and capital leases .    (478,000)      (566,000)
  Issuance of common stock . . . . . . . . . . . .     287,000      2,960,000
  Repurchases of stock . . . . . . . . . . . . . .         ---       (485,000)

Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .    (191,000)     1,909,000

Increase (decrease) in cash and cash equivalents .  11,062,000    (21,186,000)
Cash and cash equivalents at beginning of period . $10,059,000   $ 21,946,000

Cash and cash equivalents at end of period . . . . $21,121,000   $    760,000



Supplemental disclosures -- Cash payments during the first three months of 1996 for income taxes and interest were $7,000 and $33,000, respectively.
Cash payments during the first three months of 1995 for income taxes and interest were $1,535,000 and $136,000, respectively.


See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of an acquisition in 1995 which has been accounted for under the pooling of interests method (see Note 5).

                BUSINESS RECORDS CORPORATION HOLDING COMPANY
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by Business Records Corporation Holding Company (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the three months ended March 31, 1996 and 1995, and cash flows for the three months ended March 31, 1996 and 1995. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1996 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                      March 31,      December 31,
                                        1996             1995
     Finished goods. . . . . . . .  $ 2,672,000      $ 4,187,000
     Work in progress. . . . . . .    2,745,000        3,023,000
     Raw materials and supplies. .    4,209,000        4,540,000
     Net inventories . . . . . . .  $ 9,626,000      $11,750,000

5. During the third quarter of 1995, the Company consummated the merger of Clinical Resource Systems, Inc. (CRS), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 121,112 shares of its common stock in exchange for all of the record and beneficial interest held by CRS security holders. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,381 of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms.

     The Company expects to treat the CRS merger as a tax-free reorganization. This transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of CRS for all periods presented.

     Combined and separate results of BRC and CRS during the periods preceding the merger were as follows:
                                                       (Unaudited)
                                                    Three Months Ended
                                                      March 31, 1995
     Revenue:
          BRC . . . . . . . . . . . . . . . . . .      $ 32,456,000
          CRS . . . . . . . . . . . . . . . . . .           332,000
             Total. . . . . . . . . . . . . . . .      $ 32,788,000

     Net Income (Loss):
          BRC . . . . . . . . . . . . . . . . . .      $  2,711,000
          CRS . . . . . . . . . . . . . . . . . .           (17,000)
             Total. . . . . . . . . . . . . . . .      $  2,694,000



     The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

6. Earnings per share for the three months ended March 31, 1996, is computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,750,000 shares. Earnings per share for the three months ended March 31, 1995, is computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,365,000 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three Months Ended March 31, 1996

Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing actions, continued competitive factors and pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences and inventory risks due to shifts in market demand.

Revenues for the first quarter of 1996 were $4.9 million, or 15%, higher than those reported during the same period last year. This increase relates primarily to increased sales of election products and services. A significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Due primarily to the foregoing, revenues from election products and services increased by $6.7 million, or 103%, when compared to the previous year. Sales of election systems were $5.4 million during the first quarter, an increase of $3.5 million as compared to the same quarter during the previous year. Sales of election systems during the quarter included a $4.2 million sale to Maricopa County, Arizona. Due to increased public election activity, the Company also experienced significant increases in the ballots, booths and supplies sales areas, which grew to $4.3 million during the quarter, an increase of $2.7 million. The Company's inventories decreased by $2.1 million during the quarter ended March 31, 1996, due primarily to the sale of election systems.

Revenues from technology outsourcing services increased by $0.4 million, or 2%, as compared to the same period last year. The majority of this increase relates to increased sales of the Company's automated emergency department systems and vision care software to its Health Care customers.

The Company's revenues associated with governmental records management were down $0.9 million, or 17%, as compared to the same period last year. These decreases relate primarily to the discontinuance of government records management services to the Office of Recorder, Cook County, Illinois ("Cook County") during the fourth quarter of 1995. Cook County accounted for $0.6 million in revenues during the first quarter of 1995. Other decreases in revenues from governmental records management relate to the sale of certain of the Company's customer accounts in the Texas region during the third quarter of 1995.

Revenues from other products and services decreased $1.4 million as compared to the same period last year. This decrease was due to the discontinuance of a tape media sale and repair business, as well as the sale during December of 1995, of a business unit related to the reselling of a variety of public records data to nationwide credit bureaus and other providers of information retrieval services.

The Company's gross margin reported for the first quarter of the current year, and the same quarter last year were consistent at 28%. Selling, general and administrative expenses, as a percentage of revenues for the periods presented, were also consistent at 17%.

Liquidity and Capital Resources

At March 31, 1996, the Company had net working capital (total current assets minus total current liabilities) of $60.0 million. This represents a decrease of $4.2 million as compared to the Company's working capital as of December 31, 1995. This decrease relates primarily to a $2.1 million reduction in inventory levels due to increased sales of election products and $1.0 million in the utilization of a federal income tax receivable during the first quarter of 1996. The Company's total current assets were 3.5 times total current liabilities.

Net cash provided by operating activities increased by $4.6 million as compared to the same period last year. This change primarily relates to the use of $2.4 million for the production of election equipment in the first quarter of 1995, as compared to a $2.1 million reduction in inventories related to election products sold during the first quarter of 1996.

Cash flows from investing activities reflect a net increase of $30.3 million as compared to the same period last year. This change is a result of an $8.6 million increase in the amount of marketable securities redeemed in 1996 as compared to 1995, as well as, a $25.4 million decrease in the amount of cash used to purchase marketable securities in 1996 as compared to the first quarter of 1995. A net increase in installment receivables of $3.4 million as compared to the same period last year was primarily related to the Company's financing of election equipment sold to Maricopa County, Arizona, in the first quarter of 1996.

Cash flows from financing activities reflect a net decrease of $2.1 million as compared to the previous year. This change primarily relates to a reduced number of transactions in 1996 relating to exercise of employee stock options.

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

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits
    11.  Computation of Earnings per Share
         a.  For the Three Months Ended March 31, 1996 and 1995.

    27. Financial Data Schedule for the Three Months Ended March 31, 1996. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
         Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

B.  Reports on Form 8-K
    During the three months ended March 31, 1996, the Company did not file a current report on Form 8-K.


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


                                        BUSINESS RECORDS CORPORATION
                                        HOLDING COMPANY
                                              (Registrant)

                                                   By



Date: May 15, 1996                 /s/ P. E. Esping
                                   P. E. Esping
                                   Chairman, Chief Executive Officer
                                   and Director (Principal Executive
                                   Officer)




Date: May 15, 1996                 /s/ J. L. Morrison
                                   J. L. Morrison
                                   President and Chief Operating Officer




Date: May 15, 1996                 /s/ Thomas E. Kiraly
                                   Thomas E. Kiraly
                                   Chief Financial Officer
                                   (Principal Financial Officer and
                                    Principal Accounting Officer)

                                                     EXHIBIT 11a

           BUSINESS RECORDS CORPORATION HOLDING COMPANY
                COMPUTATION OF EARNINGS PER SHARE


                                                Three Months Ended March 31,
                                                     1996          1995
Primary:

Net income . . . . . . . . . . . . . . . . .      $3,108,000    $2,694,000

Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . .       6,456,000     6,178,000
Additional weighted average
 shares from assumed exercise of
 dilutive stock options, net of
 shares assumed to be repurchased
 with proceeds at average market
 price during the period . . . . . . . . . .         294,000       187,000
                                                   6,750,000     6,365,000

Primary earnings per share . . . . . . . . .      $      .47    $      .42
