Form 10-Q
period 1996-06-30
BRC HOLDINGS INC
filed 1996-08-13
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended June 30, 1996

                                OR

          / /Transition Report Pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period From ___________ To ___________


                  Commission File Number 0-8615


                       BRC HOLDINGS, INC.
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


                 BUSINESS RECORDS CORPORATION HOLDING COMPANY
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at June 30, 1996
Common Stock                                   6,494,223
$.10 Par Value

                        BRC HOLDINGS, INC.


                              INDEX


                                                                 PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - June 30, 1996 and
               December 31, 1995                                1

               Consolidated Condensed Statements of
               Income - Three Months Ended June 30,
               1996 and 1995                                    2

               Consolidated Condensed Statements of
               Income - Six Months Ended June 30,
               1996 and 1995                                    3

               Consolidated Condensed Statements of
               Cash Flows - Six Months Ended June 30,
               1996 and 1995                                    4

               Notes to Consolidated Condensed Financial
               Statements                                       5

               Management's Discussion and Analysis             7


Part II.  Other Information                                    10
<PAGE P-1>
                   PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                           June 30,        December 31,
                                             1996              1995
ASSETS

Current assets:

Cash and cash equivalents. . . . . . .   $ 5,236,000        $ 10,059,000
Short-term marketable securities . . .    24,509,000          28,299,000
Accounts and notes
  receivable, net . . . . . . . . . . .   33,526,000          29,582,000
Inventories (Note 4) . . . . . . . . .     9,177,000          11,750,000
Deferred tax asset . . . . . . . . . .     4,855,000           4,980,000
Other current assets . . . . . . . . .     1,896,000           3,195,000
  Total current assets . . . . . . . .    79,199,000          87,865,000

Property, plant & equipment. . . . . .    59,132,000          59,022,000
  Less accumulated depreciation . . . .  (43,096,000)        (42,141,000)
                                          16,036,000          16,881,000

Long-term marketable securities. . . .    20,762,000           7,891,000
Long-term installment receivables. . .    14,379,000          10,194,000
Purchased software and
  databases, net. . . . . . . . . . . .    4,400,000           4,049,000
Goodwill and intangibles, net. . . . .    32,349,000          33,414,000
Other assets . . . . . . . . . . . . .     1,501,000           1,685,000

Total assets . . . . . . . . . . . . .  $168,626,000        $161,979,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable . . . . . . . . . . .   $ 3,008,000         $ 3,326,000
Accrued liabilities. . . . . . . . . .    18,918,000          19,543,000
Current portion of
  notes and capital leases . . . . . .       696,000             793,000

  Total current liabilities. . . . . .    22,622,000          23,662,000

Long-term notes and capital leases . .        68,000             579,000
Deferred tax payable . . . . . . . . .     3,670,000           3,920,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . .       650,000             645,000
Additional paid-in capital . . . . . .    59,044,000          57,702,000
Retained earnings. . . . . . . . . . .    82,572,000          75,471,000

    Total shareholders' equity . . . .   142,266,000         133,818,000

Total liabilities and
 shareholders' equity. . . . . . . . .  $168,626,000        $161,979,000


See accompanying Notes to the Consolidated Condensed Financial Statements.
The 1995 financial statements have been restated to include the results of an acquisition which was accounted for under the pooling of interests method (see
Note 5).
<PAGE P-2>
                         BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                          Three Months Ended June 30,

                                              1996            1995

Revenues . . . . . . . . . . . . . . .    $ 37,775,000    $ 32,657,000

Cost of products and services. . . . .      24,886,000      24,652,000
Selling, general and administrative. .       7,048,000       5,637,000
                                            31,934,000      30,289,000


Operating profit . . . . . . . . . . .       5,841,000       2,368,000
Other income . . . . . . . . . . . . .             ---         823,000
Interest income, net . . . . . . . . .         781,000         738,000

Income before income tax . . . . . . .       6,622,000       3,929,000

Income tax provision . . . . . . . . .       2,629,000       1,571,000

Net income . . . . . . . . . . . . . .     $ 3,993,000     $ 2,358,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . .     $       .60     $       .36

   Average shares. . . . . . . . . . .       6,755,000       6,517,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . .     $       .60     $       .36

    Average shares (Note 6). . . . . .       6,755,000       6,547,000


Cash dividends per share . . . . . . .     $       ---     $       ---



See accompanying Notes to the Consolidated Condensed Financial Statements.
The 1995 financial statements have been restated to include the results of an acquisition which was accounted for under the pooling of interests method (see
Note 5).
<PAGE P-3>
                        BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                               Six Months Ended June 30,

                                                1996              1995

Revenues . . . . . . . . . . . . . . .      $ 75,421,000      $ 65,445,000

Cost of products and services. . . . .        51,832,000        48,111,000
Selling, general and administrative. .        13,264,000        11,188,000
                                              65,096,000        59,299,000


Operating profit . . . . . . . . . . .        10,325,000         6,146,000
Other income   . . . . . . . . . . . .               ---           823,000
Interest income, net . . . . . . . . .         1,511,000         1,450,000

Income before income tax . . . . . . .        11,836,000         8,419,000

Income tax provision . . . . . . . . .         4,735,000         3,368,000

Net income . . . . . . . . . . . . . .       $ 7,101,000       $ 5,051,000


Earnings per common and
 common  equivalent share:

   Net income. . . . . . . . . . . . .       $      1.07       $       .78

   Average shares. . . . . . . . . . .         6,744,000         6,444,000


Earnings per share
 assuming full dilution:

    Net income . . . . . . . . . . . .       $      1.07       $       .77

    Average shares (Note 6). . . . . .         6,744,000         6,555,000


Cash dividends per share . . . . . . .       $       ---       $       ---



See accompanying Notes to the Consolidated Condensed Financial Statements.
The 1995 financial statements have been restated to include the results of an acquisition which was accounted for under the pooling of interests method (see
Note 5).
<PAGE P-4>
                             BRC HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                     Six Months Ended June 30,

                                                         1996          1995
Cash flows from operating activities:

  Net income . . . . . . . . . . . . . . . . . . .  $ 7,101,000   $ 5,051,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . .    5,427,000     5,523,000
    Loss (gain) on sale of assets. . . . . . . . .      (36,000)          ---

    Changes in assets and liabilities:

      (Increase) decrease in accounts receivable .   (2,706,000)   (1,496,000)
      (Increase) decrease in inventories . . . . .    2,573,000    (4,745,000)
      (Increase) decrease in other assets. . . . .    1,085,000       400,000
      Increase (decrease) in accounts payable. . .     (318,000)    1,489,000
      Increase (decrease) in other liabilities . .     (647,000)   (4,696,000)

    Total adjustments. . . . . . . . . . . . . . .    5,378,000    (3,525,000)

Net cash provided by operating activities. . . . .   12,479,000     1,526,000

Cash flows from investing activities:

  Capital expenditures . . . . . . . . . . . . . .   (3,525,000)   (3,092,000)
  Marketable securities purchased. . . . . . . . .  (31,291,000)  (31,396,000)
  Marketable securities redeemed . . . . . . . . .   21,975,000     7,434,000
  Proceeds from sale of assets . . . . . . . . . .       56,000           ---
  Additions to installment receivables . . . . . .   (6,756,000)     (712,000)
  Proceeds from installment receivables. . . . . .    1,727,000     1,314,000
Net cash (used in) provided by
 investing activities. . . . . . . . . . . . . . .  (17,814,000)  (26,452,000)

Cash flows from financing activities:

  Principal payments on notes and capital leases .     (608,000)     (876,000)
  Issuance of common stock . . . . . . . . . . . .    1,120,000     4,831,000
  Repurchases of stock and other . . . . . . . . .          ---      (604,000)

Net cash provided by financing activities. . . . .      512,000     3,351,000

Increase (decrease) in cash and cash equivalents .   (4,823,000)  (21,575,000)

Cash and cash equivalents at beginning of period .  $10,059,000   $21,946,000

Cash and cash equivalents at end of period . . . .  $ 5,236,000   $   371,000


Supplemental disclosures -- Cash payments during the first six months of 1996 for income taxes and interest were $3,337,000 and $59,000, respectively. Cash payments during the first six months of 1995 for income taxes and interest were $4,013,000 and $250,000, respectively.


See accompanying Notes to the Consolidated Condensed Financial Statements. The 1995 financial statements have been restated to include the results of an acquisition which was accounted for under the pooling of interests method (see Note 5).
<PAGE P-5>
                        BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The provision for income tax is based on the estimated annual effective rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1996 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.


4.   Inventories consisted of the following:
                                             June 30,          December 31,
                                               1996               1995
          Finished goods . . . . . . . .   $ 3,273,000         $ 4,187,000
          Work in progress . . . . . . .     2,033,000           3,023,000
          Raw materials and supplies . .     3,871,000           4,540,000
          Net inventories. . . . . . . .   $ 9,177,000         $11,750,000

5. During the third quarter of 1995, the Company consummated the merger of Clinical Resource Systems, Inc. (CRS), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 121,112 shares of its common stock in exchange for all of the record and beneficial interest held by CRS security holders. Of the total number of shares issued, 1,761 shares were returned to the Company pursuant to a share escrow arrangement established for the general representations and warranties associated with the merger agreement. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,381 shares of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms. This transaction was accounted for as a pooling of interests. Accordingly, the Company's 1995 financial statements were restated to include the results of CRS for all periods presented.
<PAGE P-6>
     Combined and separate results of BRC and CRS during the periods preceding the merger were as follows:


                                     (Unaudited)            (Unaudited)
                                 Three Months Ended       Six Months Ended
                                    June 30, 1995           June 30, 1995

     Revenue
          BRC. . . . . . .           $32,491,000            $ 64,946,000
          CRS. . . . . . .               166,000                 499,000
            Total. . . . .           $32,657,000            $ 65,445,000

     Net Income (Loss):
          BRC. . . . . . .           $ 2,402,000            $  5,114,000
          CRS. . . . . . .               (44,000)                (63,000)
            Total. . . . .           $ 2,358,000            $  5,051,000

     Combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

6. Earnings per share, assuming full dilution, for the three months ended June 30, 1996 and 1995, were computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,755,000 and 6,547,000 shares, respectively. In addition, for purposes of computing earnings per share at June 30, 1996, assumed excess funds after debt retirement were invested and added back to income, net of tax, in the amount of $53,000.

     Earnings per share, assuming full dilution, for the six months ended June 30, 1996 was computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,744,000 shares. In addition, for purposes of computing earnings per share, assumed excess funds after debt retirement were invested and added back to income, net of tax, in the amount of $101,000.

     Earnings per share, assuming full dilution, for the six months ended June 30, 1995 was computed based upon conversion of a note to an officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,555,000 shares. In addition, for purposes of computing earnings per share at June 30, 1995, interest expense on the convertible note was added back to income, net of tax, in the amount of $20,000.
<PAGE P-7>
MANAGEMENT'S DISCUSSION AND ANALYSIS

Except for the historical information contained herein, the matters discussed may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences and inventory risks due to shifts in market demand. As a result, the actual results realized by the Company could differ materially from the statements made herein. Stockholders of the Company are cautioned not to place undue reliance on the forward-looking statements made herein.

Three Months Ended June 30, 1996 and 1995

Revenues for the second quarter of 1996 were $5.1 million, or 16%, higher than those reported during the same period last year. This growth relates primarily to increased sales of election products and services. A significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Due to a greater number of public elections being held in even-numbered years, revenues from these products and services are typically higher in even-numbered "election" years as compared to odd-numbered "non-election" years. The increase in revenues during the second quarter is reflective of such a cycle.

Due primarily to the foregoing, revenues from election products and services increased by $6.2 million, or 88%, when compared to the previous year.
Of this $6.2 million increase, full service election revenues were $4.8 million, an increase of $4.1 million over the second quarter of 1995. Results were particularly strong in the Company's Birmingham, Alabama, election supplies and printing operation. This business unit contributed $4.2 million in full service revenues during the quarter. Correspondingly, the Company also reflected sales of ballots, booths and other election supplies totaling $3.4 million, an increase of $1.9 million over the second quarter of 1995.

Revenues from technology outsourcing services increased by $0.6 million, or 4%, over the same period last year. The majority of this increase relates to the sale of additional services to existing health care customers. The Sisters of Providence Health System and the Company have commenced discussions concerning the termination or renegotiation of existing contracts with the Company. These discussions did not have an impact on second quarter 1996 revenues and the outcome of these negotiations cannot be ascertained at this time. Total revenues from this customer's contracts were $3.3 million for the three months ended June 30, 1996 and $12.3 million for the twelve months ended June 30, 1996.

The Company's revenues associated with governmental records management were down $0.5 million, or 9%, as compared to the same period last year. The decrease relates primarily to the discontinuance of government records management services to the Office of Recorder, Cook County, Illinois ("Cook County") during the fourth quarter of 1995. Cook County accounted for $0.5 million in revenues during the second quarter of 1995. Other decreases in revenues from governmental records management are associated with the sale of certain of the Company's customer accounts in the Texas region during the third quarter of 1995. These decreases in revenues were offset by sales of new services and increases in transaction volumes.
<PAGE P-8>
Revenues from other products and services decreased $1.3 million as compared to the same period last year. This decrease was due to the discontinuance of a tape media sale and repair business, as well as the sale in December of 1995, of a business unit engaged in reselling public records data to nationwide credit bureaus and other providers of information retrieval services.

The Company's gross margins reported for the quarters ended June 30, 1996 and 1995, were 34% and 25%, respectively. The primary cause of this increase in the Company's gross profit margin relates to higher utilization of overhead and fixed expenses associated with increased business volumes and corresponding revenues from the Company's election business. Selling, general and administrative expenses for the quarter ended June 30, 1996 increased by $1.4 million, or 25%, when compared to the same period last year. Selling, general and administrative expenses rose from 17% of revenues during the second quarter of 1995 to 19% of revenues during the second quarter of 1996. The primary causes of this increase can be attributed to increased commission expense incurred as a result of additional election-related sales, increases in expenses associated with the Company's employee benefit plans, and increased contract labor expenses.

Six Months Ended June 30, 1996 and 1995

Year-to-date revenues for the first six months of 1996 were $10.0 million, or 15%, higher than those reported during the same period last year. This increase relates primarily to increased sales of election products and services. As stated in the foregoing section, a significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Revenues from election products and services increased by $12.9 million, or 95%, when compared to the same period of the previous year. Sales of election systems were $8.0 million during the first half of 1996, an increase of $2.7 million, or 51%, when compared to the previous year. Sales of election systems during the first half of 1996 included a $4.2 million sale to Maricopa County, Arizona. Due to increased public election activity, the Company also experienced significant increases in the ballots, booths and supplies sales areas, which grew to $7.7 million during the period, an increase of $4.6 million over the six months ended June 30, 1995. The Company's inventories decreased by $2.6 million, as compared to December 31, 1995 balances, due primarily to the sale of election systems during the first six months of 1996.

Technology outsourcing services reflected revenue growth of $1.0 million, or 3%, when compared to the first six months of 1995. In addition to increased service revenues from existing accounts, the Company also experienced increased sales of automated emergency department systems and vision care-related software as compared to the first six months of 1995.

Governmental records management revenues decreased $1.4 million, or 13%, as compared to the same period last year. As mentioned in the previous section, the discontinuance of services to Cook County, Illinois in late 1995 primarily attributed to this decrease. Cook County accounted for $1.1 million in revenues during the first six months of 1995. The Company also sold other government records management accounts during the third quarter of 1995.
<PAGE P-9>
Revenues from other products and services decreased $2.5 million, or 29%, as compared to the first six months of 1995. As noted in the previous discussion, in 1995, the Company sold a business unit and discontinued a tape media sale and repair business.

The Company's gross margin increased to 31% during the first half of 1996 as compared to 26% for the same period in 1995. This increase primarily relates to higher utilization of the Company's fixed and overhead expenses associated with election products and services revenue, which increased during 1996. Sales, general and administrative expenses increased $2.1 million in 1996 when compared to that of the same period in 1995. As discussed in the previous section, the primary causes of this increase relate to increased commission expenses associated with increased sales of election products and services, increased employee benefits expense and additional use of contract labor.

Liquidity and Capital Resources

At June 30, 1996, the Company had net working capital (total current assets minus total current liabilities) of $56.6 million. This represents a decrease of $7.6 million as compared to the Company's working capital as of December 31, 1995. Cash and cash equivalents and short term investments decreased a total of $8.6 million due primarily to a shift in the Company's investment portfolio to long-term marketable securities. Due primarily to increased revenues during the first six months of 1996, accounts and notes receivable increased a total of $3.9 million while inventories decreased
$2.6 million. This decrease in working capital also included the utilization of a $1.0 million federal income tax receivable during the first quarter of 1996. The Company's total current assets were 3.5 times total current liabilities.

Net cash provided by operating activities increased by $10.9 million as compared to the same period last year. This change primarily relates to the use of $4.7 million for the production of election equipment in the first half of 1995, as compared to a $2.6 million reduction in inventories related to election products sold during the first half of 1996. In addition, $4.7 million was used to satisfy accrued and other liabilities in the first half of 1995 as compared to $0.6 million for the first half of 1996.

Cash flows from investing activities reflect a net increase of $8.6 million as compared to the same period last year. This change is a result of a $14.5 million increase in the amount of marketable securities redeemed in 1996 as compared to 1995. A net increase in installment receivables of $6.0 million as compared to the same period last year was primarily related to the Company's financing of election equipment sold in the first half of 1996.

Cash flows from financing activities reflect a net decrease of $2.8 million as compared to the previous year. This change primarily relates to fewer transactions in 1996 relating to the exercise of employee stock options.

The Company currently anticipates continuing positive cash flows from operations and additions to capital associated with employee stock option exercises during the short-term. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be estimated at this time. The Company believes that its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not currently maintain an active line of credit.
<PAGE P-10>
                PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     An annual meeting of the stockholders of the Company was held on May
     16, 1996. At the meeting, the stockholders elected five persons to serve as directors until the next annual meeting of stockholders, approved the Company's name change from Business Records Corporation Holding Company to BRC Holdings, Inc., approved an increase in the number of common shares authorized for issuance by the Company, and approved the adoption of a stock option plan for non-employee directors. The table below sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and nonvotes, as to each such matter including a separate tabulation with respect to each nominee for office.


                                 Number                            Number of
                                of Votes     Number of Votes       Abstention
     Matter Voted Upon          Cast For   Against or Withheld    and Nonvotes

A.   Nominees for Director:

     Perry E. Esping            5,891,702        131,392               -0-
     L.D. Brinkman              5,698,326        324,768               -0-
     Robert E. Masterson        5,888,180        134,914               -0-
     David H. Monnich           5,695,746        327,348               -0-
     Paul T. Stoffel            5,891,702        131,392               -0-

B.   Company's Name Change:     5,983,927         29,719              9,448

C.   Increase Number of Common
     Shares Authorized:         5,776,861        234,796             11,437

D.   Stock Option Plan for
     Non-Employee Directors:    5,477,700        521,901             23,493


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
       11. Computation of Earnings per Share
           a.  For the Three Months Ended June 30, 1996 and 1995.
           b.  For the Six Months Ended June 30, 1996 and 1995.

       27. Financial Data Schedule   for the Six Months Ended June 30, 1996.
       (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
       Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)
<PAGE P-11>
Item 6.  Exhibits and Reports on Form 8-K (Continued)

     B.  Reports on Form 8-K
     During the period from April 1, 1996 through June 30, 1996, the Company filed the following current report on Form 8-K.

     Date of Report Item(s) Reported

     May 21, 1996 - Name change from Business Records Corporation Holding
                    Company to BRC Holdings, Inc.
<PAGE P-12>
                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BRC HOLDINGS, INC.
                                          (Registrant)

                                              By




Date:  August 13, 1996             /s/ P. E. Esping
                                   P. E. Esping
                                   Chairman, Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)



Date:  August 13, 1996             /s/ J. L. Morrison
                                   J. L. Morrison
                                   President and Chief Operating Officer



Date:  August 13, 1996             /s/ Thomas E. Kiraly
                                   Thomas E. Kiraly
                                   Chief Financial Officer
                                     (Principal Financial Officer and
                                       Principal Accounting Officer)
<PAGE P-13>
                                                            EXHIBIT 11a
                          BRC HOLDINGS, INC.
                   COMPUTATION OF EARNINGS PER SHARE


                                                Three Months Ended June 30,
                                                     1996          1995
Primary:

Net income . . . . . . . . . . . . . . . . .      $3,993,000    $2,358,000
Add net interest income earnings on
  investments, net of tax  . . . . . . . . .          53,000           ---
     Adjusted net income . . . . . . . . . .      $4,046,000    $2,358,000

Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . .       6,477,000     6,359,000
Additional weighted average
 shares from assumed exercise of
 dilutive stock options, net of
 shares assumed to be repurchased
 with proceeds at average market
 price during the period . . . . . . . . . .         278,000       158,000
                                                   6,755,000     6,517,000

Primary earnings per share . . . . . . . . .      $      .60    $      .36


Assuming full dilution:

Net income . . . . . . . . . . . . . . . . .      $3,993,000    $2,358,000
Add net interest income earnings on
  investments, net of tax  . . . . . . . . .          53,000           ---
     Adjusted net income . . . . . . . . . .      $4,046,000    $2,358,000

Weighted average number of
 shares outstanding. . . . . . . . . . . . .       6,477,000     6,359,000
Additional weighted average
 shares from assumed exercise of
 dilutive stock options, net of
 shares assumed to be repurchased
 with proceeds at the greater of
 average market price during the
 period or period end market price . . . . .         278,000       188,000
                                                   6,755,000     6,547,000

Fully diluted earnings per share . . . . . .      $      .60    $      .36
<PAGE P-14>
                                                            EXHIBIT 11b

                          BRC HOLDINGS, INC.
                   COMPUTATION OF EARNINGS PER SHARE


                                                  Six Months Ended June 30,
                                                     1996          1995
Primary:

Net income . . . . . . . . . . . . . . . . .      $7,101,000    $5,051,000
Add net interest income earnings on
  investments, net of tax  . . . . . . . . .         101,000           ---
     Adjusted net income . . . . . . . . . .      $7,202,000    $5,051,000

Weighted average number of shares
 outstanding . . . . . . . . . . . . . . . .       6,466,000     6,269,000
Additional weighted average
 shares from assumed exercise of
 dilutive stock options, net of
 shares assumed to be repurchased
 with proceeds at average market
 price during the period . . . . . . . . . .         278,000       175,000
                                                   6,744,000     6,444,000

Primary earnings per share . . . . . . . . .      $     1.07    $      .78



Assuming full dilution:

Net income . . . . . . . . . . . . . . . . .      $7,101,000    $5,051,000
Add net interest income earnings on
  investments, net of tax  . . . . . . . . .         101,000           ---
Add interest expense on
 convertible notes and
 debentures, net of tax. . . . . . . . . . .             ---        20,000
     Adjusted net income . . . . . . . . . .      $7,202,000    $5,071,000

Weighted average number of
 shares outstanding. . . . . . . . . . . . .       6,466,000     6,269,000
Additional weighted average
 shares from assumed exercise of
 dilutive stock options, net of
 shares assumed to be repurchased
 with proceeds at the greater of
 average market price during the
 period or period end market price . . . . .         278,000       191,000
Additional weighted average shares
 from assumed conversion of notes
 and conversion of debentures. . . . . . . .             ---        95,000
                                                   6,744,000     6,555,000

Fully diluted earnings per share . . . . . .      $     1.07    $      .77