Form 10-Q
period 1996-09-30
BRC HOLDINGS INC
filed 1996-11-14
CIK 205219

      P-i       SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1996

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding at September 30, 1996
     Common Stock                                      6,933,891
    $.10 Par Value

      P-ii               BRC HOLDINGS, INC.
                               INDEX


                                                               PAGE

Part I.   Financial Information

               Consolidated Condensed Balance
               Sheets - September 30, 1996 and
               December 31, 1995                                1

               Consolidated Condensed Statements of
               Income - Three Months Ended September 30,
               1996 and 1995                                    2

               Consolidated Condensed Statements of
               Income - Nine Months Ended September 30,
               1996 and 1995                                    3

               Consolidated Condensed Statements of
               Cash Flows - Nine Months Ended September 30,
               1996 and 1995                                    4

               Notes to Consolidated Condensed Financial
               Statements                                       5

               Management's Discussion and Analysis             8


Part II.  Other Information                                    12


      P-1          PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                           September 30,      December 31,
                                              1996                1995
ASSETS

Current assets:
Cash and cash equivalents. . . . . .      $  7,275,000        $ 11,292,000
Short-term marketable securities . .        31,384,000          28,541,000
Accounts receivable, net . . . . . .        27,677,000          25,214,000
Current portion of installments
 and notes receivable. . . . . . . .         8,587,000           5,884,000
Inventories (Note 3) . . . . . . . .         8,661,000          11,750,000
Deferred tax asset . . . . . . . . .         4,475,000           4,515,000
Other current assets . . . . . . . .         3,474,000           3,286,000
 Total current assets. . . . . . . .        91,533,000          90,482,000

Property, plant and equipment. . . .        59,410,000          59,286,000
 Less accumulated depreciation . . .       (43,337,000)        (42,345,000)
                                            16,073,000          16,941,000

Long-term marketable securities. . .        17,763,000           8,314,000
Long-term installments and notes
 receivable, net . . . . . . . . . .        13,212,000          10,194,000
Purchased software and databases, net        4,113,000           4,049,000
Goodwill and intangibles, net. . . .        18,155,000          33,414,000
Other assets . . . . . . . . . . . .         2,164,000           1,686,000

Total assets . . . . . . . . . . . .      $163,013,000        $165,080,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable . . . . . . . . . .      $  2,569,000        $  3,385,000
Accrued liabilities. . . . . . . . .        22,876,000          20,115,000
Current portion of
 notes and capital leases. . . . . .           618,000             793,000
   Total current liabilities . . . .        26,063,000          24,293,000

Long-term notes and capital leases .            37,000             579,000
Deferred tax payable . . . . . . . .         2,655,000           3,920,000

Shareholders' equity:
Common stock . . . . . . . . . . . .           693,000             688,000
Additional paid-in capital . . . . .        59,224,000          57,702,000
Retained earnings. . . . . . . . . .        74,341,000          77,898,000

 Total shareholders' equity (Note 7)       134,258,000         136,288,000

Total liabilities and
 shareholders' equity. . . . . . . .      $163,013,000        $165,080,000

See accompanying Notes to the Consolidated Condensed Financial Statements.
The financial statements have been restated to include the results of a merger in 1996 which has been accounted for as a pooling of interests (see Note 6).

      P-2                BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)




                                             Three Months Ended September 30,

                                                  1996              1995

Revenues . . . . . . . . . . . . . . .        $36,598,000        $36,630,000

Cost of products and services. . . . .         26,070,000         26,249,000
Selling, general and administrative. .          7,368,000          6,184,000
Unusual charges (Note 4) . . . . . . .         15,266,000                ---
                                               48,704,000         32,433,000


Operating profit (loss)  . . . . . . .        (12,106,000)         4,197,000
Interest income, net . . . . . . . . .          1,068,000            794,000

Income (loss) before income tax. . . .        (11,038,000)         4,991,000

Income tax provision (Note 5). . . . .              7,000          1,961,000

Net income (loss). . . . . . . . . . .       $(11,045,000)       $ 3,030,000


Earnings per common and
 common  equivalent share:

   Net income (loss) . . . . . . . . .       $      (1.59)       $       .43

   Average shares. . . . . . . . . . .          6,930,000          7,064,000


Earnings per share
 assuming full dilution:

   Net income (loss) . . . . . . . . .       $      (1.59)      $        .43

   Average shares. . . . . . . . . . .          6,930,000          7,085,000


See accompanying Notes to the Consolidated Condensed Financial Statements. The financial statements have been restated to include the results of a merger in 1996 which has been accounted for as a pooling of interests (see Note 6).



      P-3                BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)



                                             Nine Months Ended September 30,

                                                1996               1995

Revenues.. . . . . . . . . . . . . . .      $116,830,000       $104,984,000

Cost of products and services. . . . .        81,300,000         76,464,000
Selling, general and administrative. .        21,171,000         17,686,000
Unusual charges (Note 4).. . . . . . .        15,266,000                ---
                                             117,737,000         94,150,000


Operating profit (loss). . . . . . . .          (907,000)        10,834,000
Other income. . . . .. . . . . . . . .               ---            823,000
Interest income, net.. . . . . . . . .         2,634,000          2,314,000

Income before income tax.. . . . . . .         1,727,000         13,971,000

Income tax provision (Note 5). . . . .         5,066,000          5,518,000

Net income (loss). . . . . . . . . . .      $ (3,339,000)      $  8,453,000


Earnings per common and
 common equivalent share:

   Net income (loss).. . . . . . . . .      $       (.48)      $       1.22

   Average shares. . . . . . . . . . .         6,910,000          6,938,000


Earnings per share
 assuming full dilution:

   Net income (loss).. . . . . . . . .      $       (.48)      $       1.20

   Average shares (Note 8) . . . . . .         6,910,000          7,057,000


See accompanying Notes to the Consolidated Condensed Financial Statements. The financial statements have been restated to include the results of a merger in 1996 which has been accounted for as a pooling of interests (see Note 6).

                             BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                       Nine Months Ended September 30,
                                                            1996             1995
Cash flows from operating activities:
 Net income (loss). . . . . . . . . . . . . . . . .     $ (3,339,000)    $ 8,453,000
   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . .        8,336,000       8,217,000
    Gain on sale of assets  . . . . . . . . . . . .          (41,000)       (282,000)
    Deferred income taxes . . . . . . . . . . . . .       (1,226,000)            ---
    Unusual charges . . . . . . . . . . . . . . . .       15,266,000             ---

    Changes in assets and liabilities:

      (Increase) decrease in accounts receivable. .       (2,463,000)     (4,946,000)
      (Increase) decrease in inventories. . . . . .        3,089,000      (5,754,000)
      (Increase) decrease in other assets.. . . . .       (1,241,000)         (4,000)
      Increase (decrease) in accounts payable . . .         (816,000)      1,463,000
      Increase (decrease) in other liabilities. . .          114,000        (287,000)
      Increase (decrease) in accrued liabilities. .        1,629,000      (2,630,000)

    Total adjustments . . . . . . . . . . . . . . .       22,647,000      (4,223,000)

Net cash provided by operating activities . . . . .       19,308,000       4,230,000

Cash flows from investing activities:
  Capital expenditures. . . . . . . . . . . . . . .       (5,371,000)     (5,358,000)
  Marketable securities purchased . . . . . . . . .      (39,979,000)    (34,819,000)
  Marketable securities matured . . . . . . . . . .       27,022,000      12,238,000
  Proceeds from sale of assets. . . . . . . . . . .           98,000           5,000
  Additions to installment receivables. . . . . . .       (8,117,000)     (4,099,000)
  Proceeds from installment receivables . . . . . .        2,691,000       2,518,000

Net cash used in investing activities . . . . . . .      (23,656,000)    (29,515,000)

Cash flows from financing activities:
  Principal payments on notes and capital leases. .         (717,000)     (1,206,000)
  Issuance of common stock. . . . . . . . . . . . .        1,266,000       5,634,000
  Repurchases of stock and other. . . . . . . . . .              ---        (984,000)
  Dividends paid. . . . . . . . . . . . . . . . . .         (218,000)       (183,000)

Net cash provided by financing activities . . . . .          331,000       3,261,000

Decrease in cash and cash equivalents . . . . . . .       (4,017,000)    (22,024,000)
Cash and cash equivalents at beginning of period. .       11,292,000      22,699,000
Cash and cash equivalents at end of period. . . . .      $ 7,275,000     $   675,000

Supplemental disclosures -- Cash payments during the first nine months of 1996 for income taxes and interest were $6,522,000 and $70,000, respectively. Cash payments during the first nine months of 1995 for income taxes and interest were $6,013,000 and $338,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements. The financial statements have been restated to include the results of a merger in 1996 which has been accounted for as a pooling of interests (see Note 6).

      P-5                BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company" or "BRC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and cash flows for the nine months ended September 30, 1996 and 1995. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

3.   Inventories consisted of the following:

                                           September 30,          December 31,
                                               1996                   1995
          Finished goods. . . . . . . .    $ 3,827,000            $ 4,187,000
          Work in progress. . . . . . .      1,866,000              3,023,000
          Raw materials and supplies. .      2,968,000              4,540,000
          Inventories . . . . . . . . .    $ 8,661,000            $11,750,000

4. Results of operations for the quarter ended September 30, 1996 include a $15,266,000 pre-tax charge to earnings, primarily associated with the write-off of goodwill and other intangible assets of the Company's "HealthSource" technology outsourcing business unit within its Health Care division. The charge was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for Long-lived Assets" ("SFAS No. 121"). The charge was a result of the cancellation of certain customer contracts with the Sisters of Providence Health System. Total revenues derived from these contracts were approximately $2.9 and $12.4 million for the three and twelve month periods ended September 30, 1996, respectively. In determining the amount of the impairment charge, the Company compared expected undiscounted future cash flows of the "HealthSource" business unit with the carrying value of the related goodwill and other identifiable intangible assets. Expected undiscounted future cash flows are not sufficient to recover the carrying value of such assets, and as such, the Company recognized an impairment loss equal to the difference between the carrying amount and their estimated fair value. The Company relied upon a discounted cash flow analysis to determine the fair value of such assets. The charge also includes certain other contract re-negotiation and termination costs.

5. During the third quarter of 1996, the Company incurred a significant unusual charge to earnings associated with the write-off of goodwill and certain identifiable intangible assets (See Note 4). The Company will realize a limited tax benefit associated with this unusual charge, and as such, has reflected the full effect of the Company's underlying tax liability as of September 30, 1996, inclusive of the charge.

     Due to the reliance on an estimated annual effective rate pursuant to the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1996 to reflect the annual computation of differences between book and tax income.

6. On September 5, 1996, the Company consummated the merger of The Pace Group, Inc. ("The Pace Group"), a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 432,835 shares of its common stock in a tax-free exchange for all of the record and beneficial interests held by The Pace Group security holders. The Pace Group, headquartered in Dallas, Texas, provides consulting, development and management services to purchasers and providers of health care services. The Company has accounted for this transaction as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of The Pace Group for all periods presented.

     Combined and separate results of BRC and The Pace Group during the periods ended September 30, 1996 were as follows:

                                       (Unaudited)             (Unaudited)
                                   Three Months Ended       Nine Months Ended
                                   September 30, 1996       September 30, 1996
     Revenue:
          BRC. . . . . . . . . .      $ 34,360,000             $ 109,781,000
          The Pace Group.. . . .         2,238,000                 7,049,000
            Total. . . . . . . .      $ 36,598,000             $ 116,830,000

     Net Income (loss):
          BRC. . . . . . . . . .      $(11,182,000)            $  (4,082,000)
          The Pace Group.. . . .           137,000                   743,000
            Total. . . . . . . .      $(11,045,000)            $  (3,339,000)



     In the ordinary course of business, The Pace Group paid dividends of $218,000 and $183,000 in January, 1996 and 1995, respectively, to the shareholders of The Pace Group.

     The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

7. As a result of the merger with The Pace Group, the following supplemental reconciliation of shareholders' equity has been provided. The December 31, 1995 balances have been restated to include the results of the merger.

                                        Common      Additional
                                       Stock $.10     Paid-In      Retained
                                       Par Value      Capital      Earnings

     Balance at December 31, 1995 .    $688,000    $57,702,000   $77,898,000

         Net loss . . . . . . . . .         ---            ---    (3,339,000)
         Exercise of stock options.       5,000      1,261,000           ---
         Stock option tax benefits.         ---        261,000           ---
         Dividends (Note 6) . . . .         ---            ---      (218,000)

     Balance at September 30, 1996.    $693,000    $59,224,000   $74,341,000


8. Earnings per share, assuming full dilution, for the three and nine month periods ended September 30, 1996 and the three months ended September 30, 1995, were computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,930,000, 6,910,000 and 7,085,000 shares, respectively. Earnings per share, assuming full dilution, for the nine months ended September 30, 1995, was computed based on shares issued upon the conversion of a note to an officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 7,057,000 shares. In addition, for purposes of computing earnings per share for the nine months ended September 30, 1995, interest expense on the convertible note was added back to income, net of tax, in the amount of $20,000.

9. On October 23, 1996, the Company executed a consulting agreement and stock purchase agreement with MatriDigm Corporation ("MatriDigm"), a privately-held corporation headquartered in Fremont, California. MatriDigm is researching, developing and testing an automated technology solution to the Year 2000 computer date problem affecting computer systems. Under the consulting agreement with MatriDigm, the Company will provide the assistance of its Chairman and Chief Executive Officer, and certain other management services, to assist MatriDigm in the development and growth of its business operations. In consideration for these efforts, the Company will receive a percentage of the pre-tax operating income of MatriDigm. Additionally, the Company purchased $1,500,000 of MatriDigm common stock, constituting approximately seven percent (7%) of the current outstanding equity of MatriDigm. The consulting agreement terminates in December 1999, and may be terminated earlier based on a number of events, including the lack of achievement of performance goals subsequent to September 30, 1997. In the event of a termination of the consulting contract, MatriDigm has certain share repurchase rights with respect to a portion of the shares purchased by the Company. The Company has previously entered into a sales and marketing agreement with MatriDigm which provides for commissions to be paid to the Company based on the sale of MatriDigm products and services.

      P-8    MANAGEMENT'S DISCUSSION AND ANALYSIS

Certain information contained herein may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences and inventory risks due to shifts in market demand. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made herein.

Three Months Ended September 30, 1996 and 1995

Revenues of $36.6 million for the third quarter of 1996 were consistent with those reported during the same period last year. While the Company's election products and services and technology outsourcing service revenues increased over the third quarter of last year, revenues from governmental records management and other products and services decreased. A significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Due to a higher number of public elections being held, revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Due primarily to the aforementioned election cycle, revenues from election products and services increased by $0.9 million, or 11%, when compared to the previous year. This increase is primarily related to revenues generated from the sale of election supplies and ballots of $4.0 million in the third quarter of 1996 compared to $1.9 million in the third quarter of 1995. Off-setting this increase, full service election and computerized election system revenues decreased $4.2 million when compared to the third quarter of 1995.

Revenues from technology outsourcing services increased by $1.3 million, or 7%, over the same period last year. The majority of this increase can be attributed to the sale of specialized software to hospital emergency rooms. During the third quarter of 1996, certain technology outsourcing contracts with the Sisters of Providence Health System were canceled. Total revenues derived from these contracts were approximately $2.9 million and $12.4 million for the three and twelve months ended September 30, 1996, respectively. Additionally, the Company anticipates the potential loss of other health care outsourcing contracts. As a result of the cancellation of the contracts, and in accordance with SFAS No. 121, the Company reflected a $15,266,000 pre-tax charge against earnings in its results for the quarter ended September 30, 1996. The charge relates primarily to a write-off of goodwill and other intangible assets of the Company's Health Care Division (See Note 4 to the unaudited financial statements).

On September 5, 1996, a wholly-owned subsidiary of the Company merged with The Pace Group, a Dallas-based consulting firm specializing in the managed health care industry. The merger has been treated as a pooling of interests for accounting purposes (See Note 6 to the unaudited financial statements).

The Company's revenues associated with governmental records management were down $0.9 million, or 15%, as compared to the same period last year. This decrease relates primarily to the discontinuance of government records management services to the Office of Recorder, Cook County, Illinois ("Cook County") during the fourth quarter of 1995. Cook County accounted for $0.6 million in revenues during the third quarter of 1995. Other decreases in revenues from governmental records management relate to the sale of certain of the Company's customer accounts in the Texas region during the third quarter of 1995.

Revenues from other products and services decreased $1.3 million as compared to the same period last year. This decrease was due to the discontinuance of a tape media sale and repair business, as well as the sale of a business unit involved in the reselling of a variety of public records data to nationwide credit bureaus and other providers of information retrieval services in December 1995.

The Company's gross margins reported for the quarters ended September 30, 1996 and 1995, were 29% and 28%, respectively. The slight increase in the Company's gross profit margin relates to higher utilization of overhead and fixed expenses associated with increased business volumes and corresponding revenues from the Company's election business. Selling, general and administrative expenses for the quarter ended September 30, 1996 increased by $1.2 million, or 19%, when compared to the same period last year. Selling, general and administrative expenses rose from 17% of revenues during the third quarter of 1995 to 20% of revenues during the third quarter of 1996. The primary causes of this increase in expense can be attributed to increased commission expense incurred as a result of additional election-related sales, increases in expenses associated with the Company's employee benefit plans, increased contract labor expenses, and growth of the consulting business related to the merger with The Pace
Group.

Nine Months Ended September 30, 1996 and 1995

Year-to-date revenues for the first nine months of 1996 were $11.8 million, or 11%, higher than those reported during the same period last year. This increase relates primarily to additional sales of election products and services. As stated in the foregoing section, a significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Revenues from election products and services increased by $13.8 million, or 64%, when compared to the same period of the previous year. Due to increased public election activity, the Company experienced significant increases in ballots, booths and supplies sales, which grew to $11.7 million during the period, an increase of $6.7 million, or 132%, over the nine months ended September 30, 1995. Sales of election systems were $9.2 million during the first nine months of 1996, an increase of $1.6 million, or 21%, when compared to the previous year. Sales of election systems in 1996 included a $4.2 million sale to Maricopa County, Arizona. As of September 30, 1996, the Company's inventories decreased by $3.1 million, as compared to December 31, 1995 balances, due primarily to the sale of election systems and supplies during the first nine months of 1996.

Technology outsourcing services reflected revenue growth of $4.2 million, or 8%, when compared to the first nine months of 1995. In addition to increased service revenues from existing accounts, the Company also experienced increased sales of automated emergency department systems, vision care-related software, and health care consulting services as compared to the first nine months of 1995.

Governmental records management revenues decreased $2.3 million, or 14%, as compared to the same period last year. As mentioned in the previous section, the discontinuance of services to Cook County, Illinois in late 1995 primarily contributed to this decrease. Cook County accounted for $1.6 million in revenues during the first nine months of 1995. The Company also sold other government records management accounts during the third quarter of 1995.

Revenues from other products and services decreased $3.9 million, or 30%, as compared to the first nine months of 1995. As noted in the previous discussion, this decrease relates primarily to the sale of a business unit and the discontinuance of a tape media sale and repair business in 1995.

The Company's gross margin increased to 31% during the first nine months of 1996 as compared to 27% for the same period in 1995. This increase primarily relates to higher utilization of the Company's fixed and overhead expenses associated with election products and services revenue, which increased during 1996.
Sales, general and administrative expenses increased $3.5 million in 1996 when compared to the same period in 1995. As discussed in the previous section, the primary causes of this increase in expense relate to increased commission expenses associated with additional sales of election products and services, increased employee benefits expense, additional use of contract labor, and overall growth of the consulting business of the Company.

Subsequent Events

Subsequent to September 30, 1996, the Company executed a consulting agreement and stock purchase agreement with MatriDigm, a privately-held corporation headquartered in Fremont, California. MatriDigm is researching, developing and testing an automated technology solution to the Year 2000 computer date problem. In addition, the Company has purchased $1.5 million of MatriDigm common stock, constituting approximately 7% of the current outstanding equity of MatriDigm (See Note 9 to the unaudited financial statements).

Liquidity and Capital Resources

At September 30, 1996, the Company had net working capital (total current assets minus total current liabilities) of $65.5 million. This represents a decrease of $0.7 million as compared to the Company's working capital as of December 31, 1995. Cash and cash equivalents and short-term investments decreased a total of $1.2 million since December 31, 1995 due to a shift in the Company's portfolio to long-term investments. Of the $2.5 million increase in accounts receivable in the first nine months of 1996, $1.5 million is primarily a result of increased election supply sales. An additional $1.0 million increase in accounts receivable relates to growth in consulting services of The Pace Group (See Note 6 to the unaudited financial statements). The $2.7 million increase in current installments and notes receivable since December 31, 1995 can also be attributed to additional election-related sales. Accordingly, election-related inventories decreased by $3.1 million during the same period. The Company's total current assets were 3.5 times total current liabilities at September 30, 1996.

Net cash provided by operating activities increased by $15.1 million as compared to the same period last year. This change primarily relates to the use of $5.8 million for the production of election equipment in the first nine months of 1995, as compared to a $3.1 million reduction in inventories related to election products sold during the first nine months of 1996. In addition, $2.7 million was used to satisfy accrued liabilities in the first nine months of 1995 as compared to a $1.6 million increase in accrued liabilities for the first nine months of 1996. Net income decreased $11.8 million compared to the same period last year as a result of the third quarter 1996 non-cash, unusual charge of $15.3 million (See Note 4 to the unaudited financial statements). Excluding this unusual charge, year to date 1996 net income increased $3.5 million over the first nine months of 1995.

Cash flows used in investing activities decreased $5.9 million as compared to the same period last year. This change is a result of a $9.6 million net increase in the amount of marketable securities redeemed over the amount purchased in 1996 as compared to 1995. A net increase in installment receivables of $3.8 million as compared to the same period last year primarily relates to the Company's financing of election equipment sold in 1996.

Cash flows from financing activities reflect a net decrease of $2.9 million as compared to the previous year. This change primarily relates to fewer transactions in 1996 relating to the exercise of employee stock options.

The Company currently anticipates continuing positive cash flows from operations and additions to capital associated with employee stock option exercises during the short-term. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be estimated at this time. Currently, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not maintain an active line of credit.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
       11. Computation of Earnings per Share
           a.  For the Three Months Ended September 30, 1996 and 1995.
           b.  For the Nine Months Ended September 30, 1996 and 1995.

       27. Financial Data Schedule for the Nine Months Ended September 30, 1996. (Pursuant to Item 601 (c)(iv) of Regulation S-X, the Financial Data
           Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K
     During the period July 1, 1996 through September 30, 1996, the Company did not file a current report on Form 8-K.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BRC HOLDINGS, INC.
                                           (Registrant)


                                                   By

Date: November 14, 1996                 /s/ P. E. Esping
                                        P. E. Esping
                                        Chairman, Chief Executive Officer
                                        and Director (Principal Executive
                                        Officer)



Date: November 14, 1996                 /s/ J. L. Morrison
                                        J. L. Morrison
                                        President and Chief Operating Officer



Date: November 14, 1996                 /s/ Thomas E. Kiraly
                                        Thomas E. Kiraly
                                        Chief Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)