Form 10-Q/A
period 1996-09-30
BRC HOLDINGS INC
filed 1997-02-24
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                           Form 10-Q/A


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

Background Information

The Company's Form 10-Q for the period ended September 30, 1996 is amended and restated in its entirety to reflect the merger of The Pace Group, Inc. ("The Pace Group") with a wholly-owned subsidiary of BRC Holdings, Inc. ("BRC") as a purchase for accounting purposes. For accounting purposes, the merger was previously recorded by BRC and reported in Form 10-Q for the period ended September 30, 1996 using the pooling of interests method of accounting for the combination. However, due to the Company's execution of a definitive purchase and subscription agreement with American Information Systems, Inc. on November 21, 1996, pertaining to the divestiture of the Company's Election business, the Company has chosen to amend and restate its financial statements for this period pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations". Please also refer to the Company's filing on Form 8-K dated December 15, 1996 for further information concerning the above mentioned transaction.

                    PART I.  FINANCIAL INFORMATION
                         BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                         (Unaudited, Restated)

                                           September 30,      December 31,
                                               1996              1995
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . .   $  7,275,000      $ 10,059,000
Short-term marketable securities . . . .     31,384,000        28,299,000
Accounts receivable, net . . . . . . . .     27,677,000        23,698,000
Current portion of installments
 and notes receivable. . . . . . . . . .      8,587,000         5,884,000
Inventories (Note 3) . . . . . . . . . .      8,661,000        11,750,000
Deferred tax asset . . . . . . . . . . .      4,475,000         4,980,000
Other current assets . . . . . . . . . .      3,546,000         3,195,000
 Total current assets. . . . . . . . . .     91,605,000        87,865,000

Property, plant and equipment. . . . . .     59,410,000        59,022,000
 Less accumulated depreciation . . . . .    (43,337,000)      (42,141,000)
                                             16,073,000        16,881,000

Long-term marketable securities. . . . .     17,763,000         7,891,000
Long-term installments and notes
 receivable, net.  . . . . . . . . . . .     13,212,000        10,194,000
Purchased software and
 databases, net. . . . . . . . . . . . .      4,113,000         4,049,000
Goodwill and intangibles, net. . . . . .     27,922,000        33,414,000
Other assets . . . . . . . . . . . . . .      2,164,000         1,685,000

Total assets . . . . . . . . . . . . . .   $172,852,000      $161,979,000

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:

Accounts payable . . . . . . . . . . . .   $  2,569,000      $  3,326,000
Accrued liabilities. . . . . . . . . . .     22,876,000        19,543,000
Current portion of
 notes and capital leases. . . . . . . .        618,000           793,000

 Total current liabilities . . . . . . .     26,063,000        23,662,000

Long-term notes and capital leases . . .         37,000           579,000
Deferred tax payable . . . . . . . . . .      2,655,000         3,920,000

Shareholders' equity:

Common stock . . . . . . . . . . . . . .        693,000           645,000
Additional paid-in capital . . . . . . .     71,949,000        57,702,000
Retained earnings. . . . . . . . . . . .     71,455,000        75,471,000

 Total shareholders' equity. . . . . . .    144,097,000       133,818,000

Total liabilities and
 shareholders' equity. . . . . . . . . .   $172,852,000      $161,979,000

See accompanying notes to the consolidated condensed financial statements.

                         BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (Unaudited, Restated)


                                        Three Months Ended September 30,

                                             1996              1995

Revenues . . . . . . . . . . . . . . .   $ 35,053,000      $34,728,000

Cost of products and services. . . . .     24,999,000       24,927,000
Selling, general and administrative. .      7,079,000        5,987,000
Unusual charges (Note 4) . . . . . . .     15,266,000              ---
                                           47,344,000       30,914,000


Operating profit (loss)  . . . . . . .    (12,291,000)       3,814,000
Interest income, net . . . . . . . . .      1,063,000          750,000

Income (loss) before income tax. . . .    (11,228,000)       4,564,000

Income tax provision (Note 5). . . . .    (   111,000)       1,816,000

Net income (loss). . . . . . . . . . .   $(11,117,000)     $ 2,748,000


Earnings per common and
 common  equivalent share:

   Net income (loss) . . . . . . . . .   $      (1.68)     $       .41

   Average shares. . . . . . . . . . .      6,606,000        6,631,000


Earnings per share
 assuming full dilution:

   Net income (loss) . . . . . . . . .   $      (1.68)     $       .41

   Average shares (Note 7) . . . . . .      6,606,000        6,652,000


Cash dividends per share . . . . . . .   $        ---      $       ---


See accompanying notes to the consolidated condensed financial statements.

                         BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (Unaudited, Restated)



                                        Nine Months Ended September 30,

                                              1996           1995

Revenues. . . . . . . . . . . . . . . .   $110,474,000   $100,173,000

Cost of products and services . . . . .     76,831,000     73,038,000
Selling, general and administrative . .     20,344,000     17,175,000
Unusual charges (Note 4). . . . . . . .     15,266,000            ---
                                           112,441,000     90,213,000

Operating profit (loss) . . . . . . . .     (1,967,000)     9,960,000
Other income. . . . . . . . . . . . . .            ---        823,000
Interest income, net. . . . . . . . . .      2,575,000      2,200,000

Income before income tax. . . . . . . .        608,000     12,983,000

Income tax provision (Note 5) . . . . .      4,624,000      5,184,000

Net income (loss) . . . . . . . . . . .   $ (4,016,000)  $  7,799,000


Earnings per common and
 common equivalent share:

   Net income (loss). . . . . . . . . .   $       (.62)  $       1.20

   Average shares . . . . . . . . . . .      6,513,000      6,505,000


Earnings per share
 assuming full dilution:

   Net income (loss). . . . . . . . . .   $       (.62)  $       1.18

   Average shares (Note 7). . . . . . .      6,513,000      6,625,000


Cash dividends per share. . . . . . . .   $        ---   $        ---


See accompanying notes to the consolidated condensed financial statements.

                             BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited, Restated)
                                                    Nine Months Ended September 30,
                                                          1996          1995
Cash flows from operating activities:

  Net income (loss) . . . . . . . . . . . . . . . .   $(4,016,000)  $ 7,799,000

   Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . .     8,333,000     8,180,000
    Gain on sale of assets. . . . . . . . . . . . .       (44,000)     (282,000)
    Deferred income taxes . . . . . . . . . . . . .    (1,349,000)          ---
    Unusual charges . . . . . . . . . . . . . . . .    15,266,000           ---

    Changes in assets and liabilities:

      (Increase) decrease in accounts receivable. .    (1,754,000)   (4,480,000)
      (Increase) decrease in inventories. . . . . .     3,089,000    (5,754,000)
      (Increase) decrease in other assets . . . . .    (1,272,000)      (26,000)
      Increase (decrease) in accounts payable . . .    (1,142,000)    1,499,000
      Increase (decrease) in other liabilities. . .       219,000      (551,000)
      Increase (decrease) in accrued liabilities. .     1,913,000    (2,731,000)

Net cash provided by operating activities . . . . .    19,243,000     3,654,000

Cash flows from investing activities:

  Capital expenditures. . . . . . . . . . . . . . .    (5,262,000)   (5,302,000)
  Marketable securities purchased . . . . . . . . .   (39,736,000)  (34,214,000)
  Marketable securities matured . . . . . . . . . .    26,976,000    12,094,000
  Proceeds from sale of assets. . . . . . . . . . .        98,000           ---
  Additions to installment receivables. . . . . . .    (8,117,000)   (4,099,000)
  Proceeds from installment receivables . . . . . .     2,691,000     2,518,000
  Cash acquired in business acquisition . . . . . .       774,000           ---
Net cash used in investing activities . . . . . . .   (22,576,000)  (29,003,000)

Cash flows from financing activities:
  Principal payments on notes and capital leases. .      (717,000)   (1,206,000)
  Issuance of common stock. . . . . . . . . . . . .     1,266,000     5,634,000
  Repurchases of stock and other. . . . . . . . . .           ---      (978,000)

Net cash provided by financing activities . . . . .       549,000     3,450,000

Decrease in cash and cash equivalents . . . . . . .    (2,784,000)  (21,899,000)

Cash and cash equivalents at beginning of period. .    10,059,000    21,946,000

Cash and cash equivalents at end of period. . . . .   $ 7,275,000   $    47,000

Supplemental disclosure -- Cash payments during the first nine months of 1996 for income taxes and interest were $6,242,000 and $70,000, respectively. Cash payments during the first nine months of 1995 for income taxes and interest were $5,913,000 and $338,000, respectively. See additional noncash activities disclosed in Note 6.

See accompanying notes to the consolidated condensed financial statements.

                        BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited)

1. The Company's Form 10-Q for the period ended September 30, 1996 is amended and restated in its entirety to reflect the merger of The Pace Group, Inc. ("The Pace Group") with a wholly-owned subsidiary of BRC Holdings, Inc. ("BRC") as a purchase for accounting purposes. For accounting purposes, the merger was previously recorded by BRC and reported in Form 10-Q for the period ended September 30, 1996 using the pooling of interests method of accounting for the combination. However, due to the Company's execution of a definitive purchase and subscription agreement with American Information Systems, Inc. on November 21, 1996, pertaining to the divestiture of the Company's Election business, the Company has chosen to amend and restate its financial statements for this period pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations".
     Please also refer to the Company's filing on Form 8-K dated December 15, 1996 for further information concerning the above mentioned transaction.

     The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company" or "BRC"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financ ial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1995 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1996 and 1995. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

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

6. On September 5, 1996, the Company consummated the merger of The Pace Group, Inc. ("The Pace Group"), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 432,835 shares of its common stock in a tax-free exchange for all of the record and beneficial interests held by The Pace Group security holders. In connection with this noncash transaction, which was accounted for as a purchase, assets acquired, liabilities assumed and purchase price were approximately $4,100,000, $1,153,000 and $12,769,000, respectively. As a result, the Company recorded goodwill of $9,822,000 equal to the excess of the purchase price over the net assets of The Pace Group. The goodwill will be amortized over a period of 15 years. The Pace Group, headquartered in Dallas, Texas, provides consulting, development and management services to purchasers and providers of health care services.

     The following summarized unaudited pro forma consolidated results of operations for the nine month periods ended September 30, 1996 and 1995, assuming the acquisition occurred as of the beginning of the period are presented. These pro forma results have been prepared for comparative purposes only and do not propose to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the dates indicated, or which may occur in the future.

                                         Nine Months Ended September 30,
                                            1996                 1995
                                                  (Pro Forma)

     Revenues                           $116,830,000        $ 104,984,000

     Net Income (loss):                 $ (3,719,000)       $   8,062,000
     Income (loss) per common share     $ (      .54)       $        1.16


     The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

7. Earnings per share, assuming full dilution, for the three and nine month periods ended September 30, 1996 and the three months ended September 30, 1995, were computed based on the weighted average number of common and common equivalent shares outstanding for a total of 6,606,000, 6,513,000 and 6,652,000 shares, respectively. Earnings per share, assuming full dilution, for the nine months ended September 30, 1995, was computed based on shares issued upon the conversion of a note to an officer/director and the weighted average number of common and common equivalent shares outstanding for a total of 6,625,000 shares. In addition, for purposes of computing earnings per share for the nine months ended September 30, 1995, interest expense on the convertible note was added back to income, net of tax, in the amount of $20,000.

8. On October 23, 1996, the Company executed a consulting agreement and stock purchase agreement with MatriDigm Corporation ("MatriDigm"), a privately-held corporation headquartered in Fremont, California. MatriDigm is researching, developing and testing an automated technology solution to the Year 2000 computer date problem affecting computer systems. Under the consulting agreement with MatriDigm, the Company will provide the assistance of its Chairman and Chief Executive Officer, and certain other management services, to assist MatriDigm in the development and growth of its business operations. In consideration for these efforts, the Company will receive a percentage of the pre-tax operating income of MatriDigm. Additionally, the Company purchased $1,500,000 of MatriDigm common stock, constituting approximately seven percent (7%) of the current outstanding equity of MatriDigm. The consulting agreement terminates in December 1999, and may be terminated earlier based on a number of events, including the lack of achievement of performance goals subsequent to September 30, 1997. In the event of a termination of the consulting contract, MatriDigm has certain share repurchase rights with respect to a portion of the shares purchased by the Company. The Company has previously entered into a sales and marketing agreement with MatriDigm which provides for commissions to be paid to the Company based on the sale of MatriDigm products and services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 1996 and 1995

Revenues of $35.1 million for the third quarter of 1996 were up $0.3 million compared to those reported during the same period last year. While the Company's election products and services and technology outsourcing service revenues increased over the third quarter of last year, revenues from governmental records management and other products and services decreased. A significant portion of the Company's revenues from election products and services is subject to a two year business cycle. Due to a higher number of public elections being held, revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Due primarily to the aforementioned election cycle, revenues from election products and services increased by $1.7 million, or 25%, when compared to the previous year. This increase is primarily related to revenues generated from the sale of election supplies and ballots of $4.0 million in the third quarter of 1996 compared to $1.9 million in the third quarter of 1995.

Revenues from technology outsourcing services increased $1.6 million, or 10%, over the same period last year. The majority of this increase can be attributed to the sale of specialized software to hospital emergency rooms and revenues from consulting services provided by The Pace Group. During the third quarter of 1996, certain technology outsourcing contracts with the Sisters of Providence Health System were canceled. Total revenues derived from these contracts were approximately $2.9 million and $12.4 million for the three and twelve months ended September 30, 1996, respectively. Additionally, the Company anticipates the potential loss of other health care outsourcing contracts. As a result of the cancellation of the contracts, and in accordance with SFAS No. 121, the Company recorded a $15,266,000 pre-tax charge against earnings for the quarter ended September 30, 1996. The charge relates primarily to a write-off of goodwill and other intangible assets of the Company's Health Care Division (See Note 4 to the unaudited financial statements).

On September 5, 1996, a wholly-owned subsidiary of the Company merged with The Pace Group, a Dallas-based consulting firm specializing in the managed health care industry. The merger has been treated as a purchase for accounting purposes (See Note 6 to the unaudited financial statements).

The Company's revenues associated with governmental records management for the third quarter of 1996 were down $0.9 million, or 15%, as compared to the same period last year. This decrease relates primarily to the discontinuance of government records management services to the Office of Recorder, Cook County, Illinois ("Cook County") during the fourth quarter of 1995. Cook County accounted for $0.6 million in revenues during the third quarter of 1995. Other decreases in revenues from governmental records management are due to the disposition of certain of the Company's customer accounts in the Texas region during the third quarter of 1995.

Revenues from other products and services decreased $1.3 million as compared to the same period last year. This decrease was due to the discontinuance of a tape media sale and repair business, as well as the sale of a business unit involved in the reselling of a variety of public records data to nationwide credit bureaus and other providers of information retrieval services in December 1995.

The Company's gross margins reported for the quarters ended September 30, 1996 and 1995, were consistent at 28%. Selling, general and administrative expenses for the quarter ended September 30, 1996 increased by $1.1 million, or 18%, when compared to the same period last year. Selling, general and administrative expenses rose from 17% of revenues during the third quarter of 1995 to 20% of revenues during the third quarter of 1996. The primary causes of this increase in expense can be attributed to increased commission expense incurred as a result of additional election-related sales, increases in expenses associated with the Company's employee benefit plans and increased contract labor expenses.

Nine Months Ended September 30, 1996 and 1995

Year-to-date revenues for the first nine months of 1996 were $10.3 million, or 10%, higher than those reported during the same period last year. This increase relates primarily to additional sales of election products and services. As stated in the foregoing section, a significant portion of the Company's revenues from election products and services are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years.

Revenues from election products and services increased $13.8 million, or 64%, when compared to the same period of the previous year. Due to increased public election activity, the Company experienced significant increases in ballots, booths and supplies sales, which grew to $11.7 million during the period, an increase of $6.7, million or 132%, over the nine months ended September 30, 1995. Sales of election systems were $9.2 million during the first nine months of 1996, an increase of $1.6 million, or 21%, when compared to the previous year. Sales of election systems in 1996 included a $4.2 million sale to Maricopa County, Arizona. As of September 30, 1996, the Company's inventories decreased by $3.1 million, as compared to December 31, 1995 balances, due primarily to the sale of election systems and supplies during the first nine months of 1996.

Revenues from technology outsourcing services increased $2.7 million, or 5%, when compared to the first nine months of 1995. In addition to increased service revenues from existing accounts, the Company also experienced growth in sales of automated emergency department systems, vision-care related software and health care consulting services as compared to the first nine months of 1995.

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

The Company's gross margin increased to 30% during the first nine months of 1996 as compared to 27% for the same period in 1995. This increase primarily relates to higher utilization of the Company's fixed and overhead expenses associated with election products and services revenue, which increased during 1996. Sales, general and administrative expenses increased $3.2 million in 1996 when compared to the same period in 1995. As discussed in the previous section, the primary causes of this increase in expense relate to increased commission expenses associated with additional sales of election products and services, increased employee benefits expense and additional use of contract labor.

Subsequent Events

Subsequent to September 30, 1996, the Company executed a consulting agreement and stock purchase agreement with MatriDigm, a privately-held corporation headquartered in Fremont, California. MatriDigm is researching, developing and testing an automated technology solution to the Year 2000 computer date problem. In addition, the Company has purchased $1.5 million of MatriDigm common stock, constituting approximately 7% of the current outstanding equity of MatriDigm (See Note 8 to the unaudited financial statements).

Liquidity and Capital Resources

At September 30, 1996, the Company had net working capital (total current assets minus total current liabilities) of $65.5 million. This represents an increase of $1.3 million as compared to the Company's working capital as of December 31, 1995. Of the $4.0 million increase in accounts receivable in the first nine months of 1996, $2.2 million represents accounts receivable purchased in the merger with The Pace Group (See Note 6 to the unaudited financial statements), and $1.8 million is primarily a result of increased election supply sales. The $2.7 million increase in current installments and notes receivable since December 31, 1995 can also be attributed to additional election-related sales. Accordingly, election-related inventories decreased by $3.1 million during the same period. The Company's total current assets were
3.5 times total current liabilities at September 30, 1996.

Net cash provided by operating activities increased $15.6 million as compared to the same period last year. This change relates to the use of $5.8 million for the production of election equipment in the first nine months of 1995, as compared to a $3.1 million reduction in inventories related to election products sold during the first nine months of 1996. In addition, $2.7 million was used to satisfy accrued liabilities in the first nine months of 1995 as compared to a $1.9 million increase in accrued liabilities for the first nine months of 1996. Net income decreased $11.8 million compared to the same period last year as a result of the third quarter 1996 non-cash, unusual charge of $15.3 million (See Note 4 to the unaudited financial statements).

Cash flows used in investing activities decreased $6.4 million as compared to the same period last year. This change is a result of a $9.4 million net increase in the amount of marketable securities redeemed over the amount purchased in 1996 as compared to 1995. A net increase in installment receivables of $3.8 million as compared to the same period last year primarily relates to the Company's financing of election equipment sold in 1996.

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

                                        BRC HOLDINGS, INC.
                                           (Registrant)


                                   By

Date: February 24, 1997            /s/ P. E. Esping
                                   P. E. Esping
                                   Chairman, Chief Executive Officer
                                     and Director (Principal Executive
                                     Officer)



Date: February 24, 1997            /s/ J. L. Morrison
                                   J. L. Morrison
                                   President and Chief Operating Officer


Date: February 24, 1997            /s/ Thomas E. Kiraly
                                   Thomas E. Kiraly
                                    Chief Financial Officer
                                     (Principal Financial Officer
                                      and Principal Accounting Officer)