Form 10-K405
period 1996-12-31
BRC HOLDINGS INC
filed 1997-03-28
CIK 205219

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-8615

                              BRC HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                               75-1533071
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

  1111 WEST MOCKINGBIRD LANE SUITE
         1400 DALLAS, TEXAS

   (ADDRESS OF PRINCIPAL EXECUTIVE                      75247
              OFFICES)                               (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 688-1800 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $0.10 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  As of March 26, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $191,742,624. As of March 26, 1997, the number of shares outstanding of common stock of the registrant was 7,092,125.

                               ----------------

  THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS ANNUAL REPORT TO THE EXTENT SPECIFIED IN SUCH PARTS:

  PART III OF THIS ANNUAL REPORT INCORPORATES BY REFERENCE INFORMATION IN THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF BRC HOLDINGS, INC. TO BE HELD ON MAY 15, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

                             HISTORICAL BACKGROUND

  BRC Holdings, Inc., a Delaware corporation (the "Company"), provides a variety of information management, management consulting, and data processing products and services to local governments and healthcare institutions principally through three wholly-owned subsidiaries: Business Records Corporation, Inc. ("BRC"), BRC Health Care, Inc. ("BRC Health Care"), and The Pace Group, Inc. ("The Pace Group").

  The Company was originally organized as Cronus Industries, Inc. in September 1976. In the years following its inception, the Company acquired and operated several divisions in a diverse number of industries. In 1983, the Company acquired BRC.

  In the 1980's, the Company's BRC subsidiary expanded its operations through numerous acquisitions of small, privately-held corporations which provided information systems and services to county and local governments. The corporations acquired by BRC generally provided products associated with land records indexing and micrographic reproduction, election systems and supplies, and governmental software. During this time, the Company divested all other operating subsidiaries other than BRC and changed its name to Business Records Corporation Holding Company.

  In recent years, the Company has expanded its strategic focus from providing information management services to providing a broader range of specialized information products and services. In particular, BRC began developing marketing programs, methodologies and personnel to provide information systems outsourcing and related data processing services to local governments and health care providers.

  As a part of its efforts to enter the information systems outsourcing market, the Company consummated the acquisition of CMSI, a privately-held Oregon corporation, on May 14, 1993. CMSI, formed in 1970, provided information systems outsourcing services, consulting services and other management services to local governments and health care institutions. In August 1995, CMSI's name was changed to BRC Health Care, Inc. In May 1996, the Company changed its name from Business Records Corporation Holding Company to BRC Holdings, Inc.

  In September 1996, in an effort to expand its health care business into the managed care area, the Company consummated a merger with The Pace Group, a Dallas-based management consulting firm.

  On November 21, 1996, the Company entered into a definitive agreement which provided for the divestiture of its election products and services operations. For financial reporting purposes, this line of business has been classified as a discontinued operation. Please refer to Notes 1 and 12 to the Consolidated Financial Statements.

                             PRODUCTS AND SERVICES

  The Company's products and services can be classified into five major categories: Technology Outsourcing Services, Election Products and Services, Government Records Management, Consulting Services and Other Products and Services. The majority of these products and services are distributed on a direct basis using several regional marketing organizations. In addition to these direct sales organizations, the Company also sells certain binders and local government office supplies through a distributor network and a telemarketing organization.

TECHNOLOGY OUTSOURCING SERVICES

  The Company provides a variety of technology outsourcing services and related products to the local government and health care industries. These services include on-site information technology management, strategic planning, remote data processing, system implementation and consulting services. In addition to these services, the Company also provides its customers with a variety of related proprietary software.

  When providing on-site information technology management, the Company typically enters multi-year contracts with customers to provide direct management of their information systems department. Under these contracts, the Company usually employs the customer's information systems personnel and assumes responsibility for the customer's ongoing information systems operations. In some cases, the Company will also acquire the customer's computer equipment.

  Under on-site information technology management contracts, the Company assumes the role of a customer's information systems department during the term of the contract. Among other services, the Company will operate and maintain information management systems, including centralized data processing systems, local area networks and personal computers. In such an arrangement, the Company's employees will work within a customer's facility, providing essentially the same function as the customer's former in-house information management personnel. In addition, the Company's personnel typically work, through a strategic planning process, with the customer's senior management team to determine the objectives and requirements which the institution has for its information systems department. Then, pursuant to this plan, the Company will execute a number of tasks to fulfill the customer's objectives. These tasks may involve assistance in the selection of new hardware and software, implementing changes to existing software, increasing productivity and management effectiveness and undertaking other related activities which affect the performance of the information systems department.

  The Company's on-site information technology management contracts are typically negotiated multi-year, fixed fee arrangements with provisions for annual inflation adjustments. In addition, the Company often undertakes special projects on the client's behalf on a time and materials, or project fee basis.

  The Company provides remote data processing services from data centers it owns and operates to certain of its customers. In most cases, these data centers provide processing capacity for non-proprietary applications which are specific to the customer's industry. However, the Company is currently undertaking an effort to market remote processing of its proprietary software to local governments.

  The Company also offers for license, or relies upon, specialized proprietary software packages. The Company provides claims processing software and services to HMO third party administrators, indemnity insurance carriers and prepaid dental health plans. The Company relies on one of two proprietary claims management systems in providing these services. The Company has developed and provides health care customers with an automated emergency department system. This system assists emergency departments in the triage, clinical order processing, charting, and billing activities of the emergency room. Additionally, the Company provides specialized software to assist eyewear manufacturers and retailers. The Company also provides a variety of specialized software to assist local and county governments in automating financial, public protection, tax assessment and tax collection information systems processing functions.

  Technology outsourcing services constituted 66% of the Company's revenues from continuing operations during 1996 as compared to 63% and 61% during 1995 and 1994, respectively. When including the Company's revenues from election products and services, technology outsourcing services constituted 45%, 49% and 43% of the Company's historical revenues during 1996, 1995 and 1994, respectively.

ELECTION PRODUCTS AND SERVICES

  On November 21, 1996, the Company entered into a definitive agreement which provides for the divestiture of its election business. Refer to Note 12 to the Consolidated Financial Statements.

  The Company provides a variety of election products and services including integrated election systems, ballots, election supplies, election coding services and election night support services to governmental jurisdictions for use in conducting elections for public office. In addition, voter registration systems and other related software are provided to the Company's governmental customers.

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

  As a part of its election products and services, the Company currently provides printing services for county governments and election jurisdictions. These printing services include ballot printing, legal form printing and an all-inclusive "precinct kit" which contains all supplies and forms necessary for conducting an election. The Company also provides a variety of election coding (programming) services and equipment rental options. Training for poll workers, voting judges and election night support is provided by the Company's technicians and backup equipment and telephone support is also available to customers.

  In the ordinary course of business, the Company holds patents and trademarks on the significant election products which it manufactures. None of these patents and trademarks are material to the Company's business as a whole.

  Election products and services accounted for approximately 32%, 23% and 30% of the Company's combined revenues from continuing and discontinued operations for 1996, 1995, and 1994, respectively.

GOVERNMENT RECORDS MANAGEMENT

  County and municipal governments are responsible for recording and indexing real property transactions. Typically, these government entities have relied upon manual methods to record deeds and other title documents and to maintain alphabetical indexes of transactions. The Company provides microfilm, optical recording and computer indexing services to counties and municipal governments to organize and automate the recording and indexing of deeds, real property liens and other legal documents.

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

  Government records management constituted 19%, 21% and 25% of the Company's revenues from continuing operations during 1996, 1995 and 1994, respectively. When including the Company's revenues from election products and services, government records management revenues represented 13%, 16% and 17% of the Company's historical revenues for 1996, 1995 and 1994, respectively.

CONSULTING SERVICES

  In September 1996, a wholly-owned subsidiary of the Company merged with The Pace Group, as further described in Note 14 to the Consolidated Financial Statements. The Pace Group provides consulting, development and management services to providers of health care services, including information systems implementation, operational assessment, managed care strategies and HMO feasibility analysis.

  During 1996, the Company also entered the Millennium Services ("Year 2000") market. As a result of the use of a two-digit convention for the designation of the year in many computer programs, once the date passes the year 1999, these programs may incorrectly interpret the date "00" as "1900" in mathematical computations. Due to the significant number of computer programs which have relied upon this type of date convention, and the interdependency of these programs on one another, the Company believes that significant planning, analysis and conversion activities are necessary to prevent these errors. As such, the Company has begun to market consulting services and to re-market certain computer code conversion services to its clients to assist them in addressing their Year 2000 computer issues. The Company's services currently involve the use of its own dedicated staff as well as the reselling of code conversion services offered by MatriDigm Corporation. See Note 13 to the Consolidated Financial Statements for additional discussion on MatriDigm.

  Consulting services constituted 3% of the Company's revenues from continuing operations during 1996 and did not constitute a meaningful percentage in years prior to 1996. Revenues during 1996 reflect only those of The Pace Group as the Company received no revenues from its Year 2000 services. When including the Company's revenues from its election products and services, consulting services constituted 2% of historical revenues during 1996.

OTHER PRODUCTS AND SERVICES

  The other products and services provided by the Company include binders and title services.

  The Company provides binders to governmental and commercial customers through its Enduro Binders business unit ("Enduro"). Enduro markets high-quality, custom leather records and business binders through a nationwide distributor market. These binders are typically used by counties for the long-term storage of county records, however, Enduro markets several styles of commercial binders as well.

  The Company provides certain title companies in North Central Texas with a variety of title plant update services. Title companies in Texas are required to maintain extensive files of real property data called "title plants". Title plants contain the information needed to perform title searches and to underwrite title insurance policies. The Company provides its customers with daily updates of their title plants. These updates are offered in various formats including copies of each deed (or other document) and installation in the customer's office of microcomputer-based title plant storage products. The Company also sells title plants of certain Texas counties to firms that need title search capabilities.

  Other products and services accounted for 12%, 16% and 14% of the Company's revenues during 1996, 1995 and 1994, respectively. When including the revenues of the discontinued operation, other products and services represented 8%, 12% and 10% of historical revenues of the Company during 1996, 1995 and 1994, respectively.

                                   CUSTOMERS

  The majority of the Company's products and services are provided to county and local governments throughout the United States. In addition to government organizations, the Company also provides services to hospitals, managed care institutions, third party administrators, indemnity insurance carriers, prepaid dental health plans, vision care specialists and other organizations providing healthcare related services. The Company also provides services to title companies in North Central Texas.

  The Company typically enters into long-term contracts with customers for whom it provides technology outsourcing services. The Company has normally been able to manage its activities and costs under these long-term contracts such that it has been able to fulfill contract requirements in a profitable manner; however, due to their long-term nature and the inherent risks associated with changes in operating conditions, there can be no assurance that such contracts will continue to be profitable on a prospective basis. Certain long-term contracts with the Company's local government customers contain clauses which enable the customer to cancel or reduce its contractual commitment in the event that funding is not available in a given year. While the Company has not experienced such a termination or reduction, there can be no assurance that such events will not occur in future periods. For consulting services and other products and services, the Company has not historically entered into long-term contracts with its customers. The Company typically establishes payment terms and time and billing arrangements on a contract-by-contract basis. During 1996, 1995 and 1994, no customer accounted for more than 10% of the Company's combined revenues from continuing and discontinued operations. However, Memorial Health Services, a technology outsourcing customer, accounted for 12%, 13% and 12% of the Company's revenues from continuing operations for the years 1996, 1995 and 1994, respectively.

                                    BACKLOG

  As of December 31, 1996, the Company had a backlog of approximately $158,486,000 associated with long-term service contracts excluding backlog related to the discontinued operation of its election business. This compares to a backlog of approximately $181,658,000 as of December 31, 1995. This backlog primarily relates to the Company's technology outsourcing services provided to health care institutions and local governments. The decline in the backlog can be attributed to limited new sales of such services. The Company expects that $59,268,000 of this backlog will be provided during the year ended December 31, 1997. The Company is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of government jurisdictions.

                               INDUSTRY SEGMENTS

  The Company considers its current operating units to operate in one industry segment: specialized information technology management, consulting and related products and services.

                                  COMPETITION

  The Company's major competitors for its technology outsourcing services are other providers of information systems outsourcing services and certain providers of health care software. Some of these competitors are substantially larger and have greater resources than the Company. The Company's major competitors for its other products and services are typically small, regional providers of software products and services which may compete intensely in certain market areas based on price. The Company is routinely subject to competitive bidding. Management believes that the Company's competitiveness is directly related to its ability to maintain effective pricing and service.

                                   EMPLOYEES

  At December 31, 1996, the Company had approximately 1,100 employees, none of which are covered by a collective bargaining agreement. Of these employees, approximately 220 are associated with the discontinued operation of the election business. See Note 12 to the Consolidated Financial Statements. The Company generally has enjoyed satisfactory relations with its employees.

                                     OTHER

  Due to the nature of its business, the Company has been subject to natural cycles in two major product and service areas. The activity associated with the election business, which has been classified as a discontinued operation, is higher in "even-numbered" years due to congressional and presidential elections. This significantly affects the volume of election products and services (see Item 7, Management's Discussion and Analysis of Financial Condition.) Additionally, because the volume of real estate transactions tends to be higher from February through October than in the months of November through January, the revenues generated by government records management products and services are somewhat seasonal. To the extent economic and other factors affect real estate sales nationwide, the Company's revenues associated with government records management products and services may be affected in a similar fashion.

  Since the Company's manufactured products are limited, the Company has not been, and does not currently anticipate being, subject to materially adverse financial effects from price inflation associated with its raw materials and supplies purchases.

  Raw materials used in the Company's manufacturing and other processes are readily available. With the exception of inventory requirements associated with election services and products during election years, the Company is not required to maintain extensive investment in working capital.

  During recent years, numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the U.S. health care system nationally or at the state level. Among the proposals under consideration are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. It is not clear at this time what proposals will be adopted, if any, or, if adopted, what effect, if any, such proposals would have on the Company's business. There can be no assurance that currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have an adverse effect on the financial results or operations of the Company. In addition, rapid changes are occurring in the health care industry as a result of technological, economic and demographic change. In general, consolidation is occurring among health care providers, including hospitals, health maintenance organizations and professional practices while health care cost payors, including employers and insurance companies, are placing increasing pressure upon health care providers to maintain costs. It is not clear what effect, if any, these changes in the health care industry will have on the Company's business. There can be no assurance, however, that such changes will not have an adverse effect on the financial results or operations of the Company.

  During 1996, 1995 and 1994, research and development expenses did not constitute a material portion of the Company's expenses.

ITEM 2. PROPERTIES

  As of March 1, 1997, the principal offices, plants, warehouses and shops used by the Company, all of which are leased except as otherwise indicated in the column captioned "Expiration Date of Lease," are listed below. Properties indicated with an asterisk (*) conduct activities associated with the Company's discontinued operation. For further discussion of the Company's discontinued operation, please refer to Note 12 to the Consolidated Financial Statements.

                           APPROXIMATE
                          SQUARE FEET OF  EXPIRATION DATE
        LOCATION           FLOOR SPACE        OF LEASE           PRIMARY USE
------------------------  -------------- ------------------ ----------------------
Washington, Missouri....      65,000     Owned              Office and
Birmingham, Alabama(*)
 .......................      56,520     April 30, 2002     processing facilities
Addison, Texas(*).......      41,000     May 31, 1998

Dallas, Texas...........      35,082     July 31, 2001      Corporate Headquarters
Dallas, Texas...........      30,906     Owned
Dallas, Texas...........      30,000     December 31, 1998
Dewitt, New York........      24,280     July 14, 1998
Berkeley,
 California(*)..........      20,000     December 31, 2000
Long Beach, California..      18,600     January 31, 2000
Chicago, Illinois(*)....      15,832     December 31, 2000
Waite Park, Minnesota ..      14,000     February 28, 2004
Waite Park,
 Minnesota(*)...........      10,500     August 31, 2000
Portland, Oregon........       8,458     September 24, 2000
Dallas, Texas...........       8,407     March 31, 2000
Austin, Texas ..........       6,526     June 28, 1998
Greensboro, North
 Carolina...............       6,500     April 30, 1998
Berkeley,
 California(*)..........       6,440     Monthly            Office and
Rockford, Illinois(*)...       5,960     April 30, 2000     processing facilities
Washington, Missouri....       5,400     Monthly
Colorado Springs,
 Colorado...............       4,000     January 31, 2000
Milpitas, California....       3,811     September 30, 2000
Sarasota, Florida.......       3,671     September 30,1998
West Palm Beach,
 Florida(*).............       3,553     August 31, 1998
Austin, Texas...........       3,458     January 31, 1998
Laguna Hills,
 California.............       2,932     January 31, 2000
Stockton, California....       2,750     August 1, 1998
Parsippany, New Jersey..       2,692     December 31, 1999
Sacramento, California..       2,127     April 30, 1999
Glen Burnie,
 Maryland(*)............       1,862     November 30, 1998
Boyers, Pennsylvania....       1,500     February 28, 1998

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

ITEM 3. LEGAL PROCEEDINGS.

  The Company is party to various lawsuits arising in the ordinary course of its business and does not believe that the outcome of these lawsuits will have a material effect on the Company's financial position or results from operations. However, due to the unpredictability of the legal environment, the Company can make no assurances that any threatened or pending legal claim or action could not ultimately have a material adverse effect on the Company's financial position or results from operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock, $.10 par value per share (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 26, 1997, there were approximately 1,972 stockholders of record of the Common Stock. The Company's Common Stock trades on the NASDAQ Stock Market ("NASDAQ") under the symbol BRCP.

  The following table provides the high and low sales quotations as reported by NASDAQ for the Common Stock for each quarter during the two most recent fiscal years:

                                                                   PRICE
                                                                   RANGE
                                                                 ------------
                                                                 HIGH    LOW
                                                                 ----    ----
   1996:
     First Quarter.............................................. $39 1/2 $35 1/2
     Second Quarter.............................................   39      33
     Third Quarter..............................................   37     29 1/2
     Fourth Quarter.............................................  53 3/4   34
   1995:
     First Quarter.............................................. $ 37    $32 1/2
     Second Quarter.............................................  37 1/4   32
     Third Quarter..............................................   43      36
     Fourth Quarter.............................................   40     35 3/4

  The prices indicated herein reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid cash dividends on the Common Stock since its inception. The Company has no present plans to pay cash dividends on the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data presents results of the Company for each of the previous five years ending with the year ended December 31, 1996. These results were affected by the following activities:

  The Company has classified its elections business as a discontinued operation pursuant to a definitive agreement executed in November of 1996 to divest of such operations. Accordingly, revenues and expenses associated with this business have been reflected in "income (loss) from discontinued operations". See Note 12 to the Consolidated Financial Statements for further discussion of the financial position and results of operations of the discontinued operation for the period ended December 31, 1996.

  In the third quarter of 1996, the Company recognized an unusual charge against earnings of $15,266,000 primarily associated with the termination of certain health care technology outsourcing contracts. See Note 21 to the Consolidated FInancial Statements.

  The results of the Company were affected by the Company's acquisition of CMSI in May of 1993 and have been restated to reflect the merger transaction with Clinical Resource Systems, Inc. ("CRS") as a pooling of interests. See
Note 14 to the Consolidated Financial Statements.

                                          YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                   1996      1995      1994     1993     1992
                                 --------  --------  --------  -------  -------
                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                   DATA)
Revenues.......................  $100,248  $103,567  $101,541  $78,921  $46,098
Cost of products and services..    74,434    75,529    72,006   54,203   30,010
Selling, general and
 administrative................    16,245    13,979    16,217   15,630   10,428
Unusual charges ...............    15,266       --        --     6,548    3,083
                                 --------  --------  --------  -------  -------
 Operating profit (loss).......    (5,697)   14,059    13,318    2,540    2,577
Other income...................       --      1,283        15      110       85
Interest income, net...........     3,522     3,052       665       43      997
                                 --------  --------  --------  -------  -------
Income (loss) from continuing
 operations before income
 taxes, extraordinary item and
 cumulative effect of
 accounting change.............    (2,175)   18,394    13,998    2,693    3,659
Income taxes...................    (3,437)   (7,362)   (5,381)  (1,078)  (1,321)
                                 --------  --------  --------  -------  -------
Income (loss) from continuing
 operations before
 extraordinary item and
 cumulative effect of
 accounting change.............    (5,612)   11,032     8,617    1,615    2,338
Income (loss) from discontinued
 operations, net...............     4,246      (337)    4,772      790    4,264
Extraordinary item--utilization
 of net operating loss carry-
 forwards .....................       --        --        --       --        75
Cumulative effect of accounting
 change........................       --        --        --     4,352      --
                                 --------  --------  --------  -------  -------
  Net income (loss) ...........  $ (1,366) $ 10,695  $ 13,389  $ 6,757  $ 6,677
                                 ========  ========  ========  =======  =======

  Income (loss) from discontinued operations are shown net of income taxes. Income taxes (benefit) related to discontinued operations were $2,831,000, $(224,000), $3,181,000, $526,000 and $2,843,000 for 1996, 1995, 1994, 1993 and
1992, respectively.

                                           YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                    1996      1995      1994     1993    1992
                                  --------  --------  -------- -------- -------
                                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                     DATA)
Earnings per share:
  Common and common equivalent
   shares:
    Income (loss) before
     discontinued operations,
     extraordinary item and
     cumulative effect of
     accounting change........... $   (.85) $   1.69  $   1.42 $    .35 $   .47
    Discontinued operation.......      .64      (.05)      .78      .14     .86
    Extraordinary item...........      --        --        --       --      .01
    Cumulative effect of
     accounting change...........      --        --        --       .75     --
                                  --------  --------  -------- -------- -------
    Net (loss) income............ $   (.21) $   1.64  $   2.20 $   1.24 $  1.34
                                  ========  ========  ======== ======== =======
  Assuming full dilution:
    Income (loss) before
     discontinued operations,
     extraordinary item and
     cumulative effect of
     accounting change........... $   (.85) $   1.66  $   1.39 $    .38 $   .52
    Discontinued operation.......      .64      (.05)      .75      .12     .74
    Extraordinary item...........      --        --        --       --      .02
    Cumulative effect of
     accounting change...........      --        --        --       .68     --
                                  --------  --------  -------- -------- -------
    Net (loss) income............ $   (.21) $   1.61  $   2.14 $   1.18 $  1.28
                                  ========  ========  ======== ======== =======
Total assets..................... $178,244  $156,673  $129,419 $121,415 $90,301
Long-term obligations............ $     14  $    579  $  1,361 $  3,102 $    81

  The Company has declared no cash dividends since its inception.

  See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

                            GENERAL CONSIDERATIONS

  Except for the historical information contained herein, the matters discussed may include forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing, continued competitive factors and pricing pressures, changes in product and service mix, results from regulatory review of pending transactions, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences and inventory risks due to shifts in market demand. Consequently, the actual results realized by the Company could differ materially from the statements made herein.

  On November 21, 1996, the Company signed a definitive agreement which provides for the sale of its election business to American Information Systems, Inc. ("AIS"). Accordingly, the revenues and expenses of this business have been classified as a discontinued operation and excluded from total revenues and expenses from continuing operations presented on the face of the Statements of Income to the Consolidated Financial Statements. See Note 12 to the Consolidated Financial Statements for historical revenues and expenses of the Company and those associated with the election business. The sale of the election business is currently being reviewed by the United States Department of Justice, Antitrust Division ("DOJ") and the outcome of the review cannot be predicted at this time. However, the Company is committed to the divestiture of its election business and currently believes the ultimate result will not preclude consummation of the transaction.

  Revenues from the sale of election products and services to election jurisdictions for use in conducting public elections constituted approximately 32% of the Company's combined revenues from continuing and discontinued operations during 1996, as compared to 23% of such revenues during 1995. This increase is due primarily to the cyclical increase in revenues from election products and services experienced during even-numbered, or "election" years. In addition to the normal discussion of the Company's financial performance, a specific discussion of the effects of this cycle is provided in this item.

  On September 5, 1996, the Company consummated the merger of The Pace Group with a wholly-owned subsidiary of the Company. The Pace Group provides consulting, development and management services to providers of health care services including information systems implementation, operational assessment, managed care strategies and HMO feasibility analysis. The transaction was accounted for as a purchase for accounting purposes. See Note 14 to the Consolidated Financial Statements.

  On August 17, 1995, a wholly-owned subsidiary of the Company merged with CRS, a provider of computer software and services to hospital emergency care departments. This merger was treated as a pooling of interests for accounting purposes. As such, the financial statements for all years have been restated to reflect the combined results of the Company and CRS. Please refer to Note 14 to the Consolidated Financial Statements.

                             1996 COMPARED TO 1995

OVERVIEW

  Revenues from continuing operations for 1996 were $3.3 million, or 3%, less than those reported for 1995. Including the revenues of the discontinued election operation, the Company would have reported an increase in 1996 revenues of $13.1 million, or 10%, over 1995 due primarily to 1996 being a presidential election year. As indicated by these trends, the effects of the two-year business cycle of the election business are apparent. The Company believes that the divestiture of its election business will contribute to a less cyclical, and stabilizing effect on revenues and operating profits of the Company. In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed in detail below.

REVENUES

  Revenues from technology outsourcing services remained consistent at $65.8 million for 1996 and 1995. While revenues of $3.1 million associated with the sale of specialized software to hospital emergency care departments represented an increase of $2.0 million, or 183%, in 1996 over 1995, revenues of the insurance and vision care units, totaling $8.9 million, had a combined decrease of $1.1 million, or 11%. Increases in revenues associated with hospital emergency care department software relate to the Company's increased marketing of its "EmSTAT" computer system. Decreases in revenues from the insurance and vision care units relate to reduced sales of packaged software.

  Health care technology outsourcing service revenues decreased $1.2 million, or 4%, during 1996. During the third quarter of 1996, certain technology outsourcing contracts with the Sisters of Providence Health System were canceled. Total revenues derived from these contracts in 1996 were $11.9 million. The Company's business is dependent upon obtaining new customers to replace contracts which terminate or are not renewed in the ordinary course of business. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof. As a result of the cancellation of the contracts, the Company took a $15.3 million pre-tax charge against earnings in the third quarter of 1996. This charge related primarily to the write-off of goodwill and other intangible assets of the Company's "HealthSource" business unit pursuant to Statement of Financial Accounting Standards No. 121. ("SFAS No. 121"). See Note 21 to the Consolidated Financial Statements.

  Government records management revenues decreased $2.5 million, or 12%, as compared to the previous year. This decrease relates primarily to the discontinuance of government records management services provided to Office of the Recorder, Cook County, Illinois ("Cook County") during the fourth quarter of 1995. Cook County accounted for $2.0 million in revenues during 1995. The Company also sold other government records management accounts during the third quarter of 1995.

  The Company launched its consulting business with the consummation of the merger of The Pace Group with a wholly-owned subsidiary of the Company in September, 1996. The merger was treated as a purchase for accounting purposes. See Note 14 to the Consolidated Financial Statements for further details on this transaction. Consulting service revenues reported for the four months ended December 31, 1996 were $3.4 million. The Pace Group's revenues for the annual period ended December 31, 1996 were $9.8 million.

  Revenues from other products and services reflected a net decrease of $4.1 million, or 25%, as compared to 1995. A decrease in revenues of $5.5 million relates to the sale of a business unit involved in reselling a variety of public records data to nationwide credit bureaus and other providers of information retrieval services and the discontinuance of a tape media sale and repair business in 1995. These transactions were offset by a $1.3 million increase in binder sales, title services and other products and services.

  Revenues from election products and services increased $16.5 million, or 53%, in 1996 when compared to 1995. Due to increased public election activity in even-numbered or "election" years, the Company experienced significant increases in ballots, booths and supplies sales, which grew to $16.3 million during 1996, an increase of $7.7 million or 90%, over 1995. In addition, full service election contract revenues were $2.9 million in 1996 compared to $1.4 million in 1995. Full-service election contracts include all election equipment, support, and supplies necessary to conduct an election. Software sales and coding and support service revenues for 1996 increased $1.8 million over 1995 to $5.8 million. Sales of election systems in 1996 of $10.7 million included a $4.2 million sale to Maricopa County, Arizona. The Company normally expects corresponding decreases in total election revenues during odd-numbered years, such as 1997. Due to this cyclical decrease in revenues, and reduced sales due to the pending consummation of the Company's sale of this business to AIS, the Company believes sales of election products and services will be lower than those experienced in 1996 through the date of consummation of the planned transaction.

EXPENSES AND NET INCOME

  The Company's gross margin from continuing operations decreased slightly from 27% during 1995 to 26% during 1996. Had the definitive agreement with AIS resulting in the discontinued operation of the election business not occurred, the Company's gross margin would have increased from 27% in 1995 to 29% in 1996.

  Gross contribution from product sales of continuing operations decreased slightly from $3.4 million during 1995 to $3.2 million during 1996. Although gross contribution decreased, gross margin on product sales showed a slight increase from 25% of revenues in 1995 to 26% of revenues in 1996.

  The Company's gross contribution from services decreased from $24.6 million, or 27% of revenues to $22.6 million, or 26% of revenues when compared to 1995. This decrease can be primarily attributed to the health care technology outsourcing unit where gross margins fell from 18% in 1995 to 11% in 1996. As previously discussed, certain of the Company's health care technology outsourcing contracts were canceled during 1996. Decreased revenues associated with these contract cancellations were not immediately offset by corresponding decreases in expenses. In addition, decreased service revenues associated with government records management were only partially offset by decreased production expenses.

  The Company's selling, general and administrative expenses from continuing operations increased by $2.3 million, or 16%, as compared to the previous year. The primary causes of this increase can be attributed to additional expenses associated with the Company's employee benefit plans, increased contract labor costs and additional selling, general and administrative costs related to consulting services.

  The Company's operating profit from continuing operations decreased from earnings of $14.1 million in 1995 to a loss of $5.7 million in 1996. This can be attributed to a $15.3 million unusual charge against earnings recorded in the third quarter of 1996 and to the changes in gross margin and selling, general administrative expenses set forth immediately above. Also, please refer to Note 21 to the Consolidated Financial Statements for a discussion of the Company's third quarter unusual charge.

INVESTMENTS

  Total cash and cash equivalents, short-term marketable securities and long-term marketable securities increased by $18.0 million. This can partially be attributed to employee stock option exercises during 1996 totalling $7.4 million. Additional factors are outlined below under "Working Capital and Liquidity".

  Currently, the Company holds the majority of its investments in a variety of U.S. Government treasury issues, low-risk money market instruments and tax-exempt municipal bonds (see also Note 2 to the Consolidated Financial Statements). These cash and investment balances are currently being held for use in funding working capital, acquisitions and internal expansion. Due to continuing increases in cash and investment balances, absent an acquisition, dividend, or other use of the Company's retained capital, the Company anticipates an increase in net interest income during 1997.

SUBSEQUENT EVENTS

  In March 1997, the Company repurchased 95,000 shares of its common stock in open market transactions at an average price of $34.45 per share for total consideration of $3.3 million.

WORKING CAPITAL AND LIQUIDITY

  During 1996, the Company's net working capital increased by $9.5 million over 1995. This change is due primarily to a net increase of $2.2 million in cash, cash equivalents and short-term investments, a $7.0 million increase in net accounts receivables and a $2.5 million increase in other current assets, offset by an increase of $3.3 million in accrued liabilities. As of December 31, 1996, the Company's total current assets were 3.6 times total current liabilities.

  The Company's cash flows from continuing operating activities were $12.5 million during 1996, a decrease of $3.8 million, or 23%, as compared to the previous year and a decrease of $16.8 million when compared to 1994. The primary cause for the change in 1996 when compared to 1995 can be attributed to the changes in the working capital accounts outlined above and a $1.4 million decrease in net income from continuing operations, after adding back the unusual charge of $15.3 million. Specifically, increases in accounts receivable primarily related to the Company's Health Care division where collection delays have been experienced on terminated customer accounts. In addition, other assets increased in 1996 due to the addition of $1.0 million of non-compete agreements associated with the merger of The Pace Group, and an income tax receivable of $3.2 million.

  Net cash flows used in investing activities of continuing operations increased by $6.4 million as compared to 1995. This increase relates primarily to a net increase in marketable securities purchased over those sold of $6.6 million.

  During 1996, net cash provided by financing activities of continuing operations increased by $3.4 million over 1995. This relates to a $1.7 million increase in common stock issued in connection with the Company's stock option plans and a $1.0 million decrease in repurchases by the Company of its own stock. Principal payments on capital leases decreased $0.7 million in 1996 when compared to 1995.

  Due to continuing positive cash flow from existing operations and anticipated continuing exercises of employee stock options, the Company generally foresees continuing positive cash flows provided by operating and financing activities during the upcoming year.

  During the upcoming year, the Company may seek acquisitions or mergers to further its strategic and financial objectives. To the extent the Company identifies an appropriate acquisition candidate and consummates a transaction, the Company's cash flows and financial position could be materially affected. Additionally, the Company's short-term cash flows could be affected in a materially adverse manner in the event of an unforeseen change in business conditions, material loss associated with legal proceedings, internal expansion of operations, or other such events.

  The Company is not currently subject to any material indebtedness or aware of any liabilities which would cause it to believe that it will be subject to a materially adverse long-term liquidity position. However, the Company's long-term operating cash flows and liquidity may be subject to materially adverse change based on the factors discussed above.

  Due to the foregoing, and its working capital position, the Company does not maintain any active lines of credit.

                             1995 COMPARED TO 1994

OVERVIEW

  Compared to 1994, the Company's 1995 revenues from continuing operations increased by $2.0 million, or 2% while operating profit from continuing operations increased by $0.7 million, or 6%. As discussed above, the Company's election business has been classified as a discontinued operation for all years presented. If the election business was included in continuing operations of the Company, revenues and operating profit would have reflected a decrease of $10.6 million, or 7%, and $7.8 million, or 37%, respectively, when compared to 1994.

REVENUES

  The Company's revenues from continuing operations of $103.6 million were $2.0 million, or 2% higher than those of the previous year. The Company reported increased revenues associated with its technology outsourcing services and other products and services. These increases were partially offset by decreased revenues associated with the government records management business.

  Revenues from technology outsourcing services increased $3.7 million, or 6%, as compared to 1994. Revenues from the Company's health care business were $41.7 million during 1995. This represents an increase of $1.7 million, or 4%, as compared to the previous year. Revenues associated with the Company's on-site information technology management services were the primary contributor to this increase. Specifically, management services to local governments were $14.9 million during 1995, an increase of $2.2 million, or 18%, over 1994. The remainder of the Company's technology outsourcing revenues related to the sales and maintenance of general purpose governmental software packages. These revenues decreased by $0.3 million, or 3%, as compared to 1994.

  The Company's revenues from government records management products and services decreased by $3.4 million, or 14%, when compared to 1994. This decrease relates primarily to a reduced number of nationwide real estate transactions as compared to the previous year. Since the company relies upon a unit pricing structure for many of its government records management services, changes in national interest rates, to the extent they affect nationwide real estate transactions, have a corresponding effect on the Company's revenues associated with these services. At the conclusion of 1995, the Company also discontinued its government records services to Cook County. This customer accounted for $2.0 million of the Company's government records management revenues during 1995.

  Revenues from other products and services increased by $1.8 million, or 12%, during 1995. Increases in revenues associated with the sales of tape media, employment information, and specialized records binders contributed to the majority of this increase. Due to low contribution margins and lack of consistency with other product and service offerings by the Company, the Company discontinued its sales of tape media and employment information during December of 1995. These businesses accounted for a combined total of $5.5 million of the Company's revenues from other products and services during 1995. The discontinuance of these businesses did not have a material effect on the Company's operating results or financial condition during the fourth quarter of 1995.

  During 1995, the Company experienced a $12.6 million, or 29%, decrease in revenues from the discontinued line of business of election products and services as compared to the previous year. The greatest contributing factor to this decrease related to a $10.7 million, or 48%, reduction in revenues associated with election ballots and supplies. The Company also experienced reduced revenues associated with election "coding" services, full service elections, election support and maintenance. The Company's sales of election systems increased slightly when compared to 1994. Sales of election systems were $12.0 million, an increase of $0.3 million over those of 1994. As discussed below, the Company's revenues from election products and services are subject to substantial variation from even-numbered "election" years to odd-numbered "non-election" years. During 1995, the Company's revenues were significantly affected from a natural decrease in the number of elections held for public office as compared to those which occurred during the previous year.

EXPENSES AND NET INCOME

  The Company's gross margin from continuing operations decreased from 29% during 1994 to 27% during 1995. This decline relates primarily to a reduction in the Company's revenues from government records management services during 1995 as compared to the previous year, without a commensurate reduction in fixed and overhead expenses.

  The Company's gross contribution from product sales decreased slightly from $3.6 million, or 28%, of revenues during 1994 to $3.4 million, or 25%, of revenues during 1995.

  The Company's gross contribution from services decreased from $26.0 million, or 29% of revenues to $24.6 million or 27%, of revenues when compared to 1994. Reductions in service revenues were not met with corresponding reductions in personnel and overhead expenses associated with providing these services. As mentioned above, the Company's reduction in gross service contribution can also be attributed to decreased revenues from its government records management services.

  The Company's selling, general & administrative expenses related to continuing operations decreased by $2.2 million, or 14%, as compared to the previous year. This decrease relates primarily to charges to earnings of $950,000 associated with several software licenses and proprietary software packages taken during 1994 and other reductions in general and administrative expenses. As a result of these decreased expense levels, selling, general and administrative expenses as a percent of revenues decreased slightly from 16% during 1994 to 14% during 1995.

  As a result of the foregoing factors, the Company's operating profits from continuing operations increased marginally by $0.7 million, or 6%, as compared to the previous year.

  During 1995, the Company benefited from the resolution of several litigation matters which contributed $1.3 million to other non-operating income during the year. (See Note 22 to the Consolidated Financial Statements).

                         EFFECTS OF THE ELECTION CYCLE

  Before accounting for discontinued operations, approximately 32% and 23% of the Company's historical revenues for 1996 and 1995, respectively, were generated from election products and services to governmental bodies for use in conducting elections. The Company operates in a unique and somewhat predictable two-year business cycle associated with its election products and services. Throughout the United States, a substantially larger number of elections for public office are held in even-numbered years than in odd-numbered years. As a result, revenues and underlying production and support activities for a majority of the Company's election products and services increase dramatically in election years and correspondingly decrease in non-election years. As such, the reader is encouraged to review the Company's financial statements on a two-year basis and to take into consideration the effects of this two-year business cycle on the comparability of results presented for sequential years.

  During 1996, 1995 and 1994, revenues from election products and services were $47.5 million, $31.1 million and $43.7 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See Item 14(a).

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 15, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

  Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "MANAGEMENT COMPENSATION"--Summary Compensation Table; Option Grants During 1996 Fiscal Year; Option Exercises During 1996 Fiscal Year and Fiscal Year-End Option Values; Report of the Compensation Committee of the Board of Directors on Executive Compensation; and Compensation of Directors contained in the Proxy Statement.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

  (a)1. Financial statements

      Reference is made to the listing on page 21 of all financial statements filed as a part of this report.

2. Financial statement schedule

      Reference is made to the listing on page 21 of the schedule filed as a part of this report.

3. Exhibits

      Reference is made to the Index to Exhibits beginning on page 52 for a list of all exhibits filed as part of this report.

  (b) During the period from October 1, 1996 through December 31, 1996, the Company filed the following Current Reports on Form 8-K.

  DATE OF REPORT   ITEM(S) REPORTED
  --------------   ----------------
 November 20, 1996 Combined results of BRC Holdings, Inc. and The Pace Group,
                   Inc. for the ten months ended October 31, 1996.
                   (Subsequently amended by Current Report on Form 8-K/A filed
                   February 24, 1997).
 December 15, 1996 Press Release: "BRC Announces Sale of Election Business".

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BRC Holdings, Inc.

                                                    /s/ Perry E. Esping
                                          By: _________________________________
                                               PERRY E. ESPING, CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  Date: March 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY IN THE CAPACITIES AND ON THE DATE INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Perry E. Esping           Chairman, Chief
-------------------------------------   Executive Officer
           PERRY E. ESPING              and Director
                                        (Principal
                                        Executive Officer)

         /s/ J. L. Morrison            President and Chief
-------------------------------------   Operating Officer
           J. L. MORRISON


                                                                March 28, 1997

        /s/ Thomas E. Kiraly           Chief Financial
-------------------------------------   Officer (Principal
          THOMAS E. KIRALY              Financial Officer
                                        and Principal
                                        Accounting Officer)

         /s/ L. D. Brinkman            Director
-------------------------------------
           L. D. BRINKMAN

         /s/ David H. Monich           Director and Member
-------------------------------------   of the Audit
           DAVID H. MONICH              Committee

         /s/ Paul T. Stoffel           Director and Member
-------------------------------------   of the Audit
           PAUL T. STOFFEL              Committee

       /s/ Robert E. Masterson         Director
-------------------------------------
         ROBERT E. MASTERSON

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

    FOR INCLUSION IN ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 1996

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                 [ITEM 14(A)]

                                                                          PAGE
                                                                          ----
Consolidated Statements of Income for each of the three years ended
 December 31, 1996.......................................................  22
Consolidated Balance Sheets as of December 31, 1996 and 1995.............  23
Consolidated Statements of Changes in Shareholders' Equity for each of the three years ended December 31, 1996.................................  24
Consolidated Statements of Cash Flows for each of the three years ended
 December 31, 1996.......................................................  25
Notes to Consolidated Financial Statements...............................  26
Report of Independent Accountants--Price Waterhouse LLP..................  50
Financial Statement Schedule II--Valuation and Qualifying Accounts for
 the three years ended December 31, 1996.................................  51

  All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                             YEARS ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
Revenues
  Products........................... $ 12,111,000  $ 13,486,000  $ 12,895,000
  Services...........................   88,137,000    90,081,000    88,646,000
                                      ------------  ------------  ------------
                                       100,248,000   103,567,000   101,541,000
Costs and expenses
  Cost of products...................    8,905,000    10,082,000     9,342,000
  Cost of services...................   65,529,000    65,447,000    62,664,000
  Selling, general and
   administrative....................   16,245,000    13,979,000    16,217,000
  Unusual charges (Note 21)..........   15,266,000           --            --
                                      ------------  ------------  ------------
                                       105,945,000    89,508,000    88,223,000
                                      ------------  ------------  ------------
Operating profit (loss)..............   (5,697,000)   14,059,000    13,318,000
Other income (Note 22)...............          --      1,283,000        15,000
Interest income......................    3,807,000     3,480,000     1,718,000
Interest expense (Including $33,000
 in 1995 and $436,000 in 1994 to a
 related party)......................     (285,000)     (428,000)   (1,053,000)
                                      ------------  ------------  ------------
Income (loss) from continuing
 operations before income taxes......   (2,175,000)   18,394,000    13,998,000
Income taxes (Note 19)...............   (3,437,000)   (7,362,000)   (5,381,000)
                                      ------------  ------------  ------------
Income (loss) from continuing
 operations..........................   (5,612,000)   11,032,000     8,617,000
Income (loss) from discontinued
 operations (Note 12) (net of income
 taxes (benefit) of $2,831,000 in
 1996, $(224,000) in 1995 and
 $3,181,000 in 1994).................    4,246,000      (337,000)    4,772,000
                                      ------------  ------------  ------------
Net income (loss).................... $ (1,366,000) $ 10,695,000  $ 13,389,000
                                      ============  ============  ============
Earnings per share (Note 20)
  Common and common equivalent share:
    Income (loss) from continuing
     operations...................... $       (.85) $       1.69  $       1.42
    Income (loss) from discontinued
     operations......................          .64          (.05)          .78
                                      ------------  ------------  ------------
                                      $       (.21) $       1.64  $       2.20
                                      ============  ============  ============
  Assuming full dilution:
    Income (loss) from continuing
     operations...................... $       (.85) $       1.66  $       1.39
    Income (loss) from discontinued
     operations......................          .64          (.05)          .75
                                      ------------  ------------  ------------
                                      $       (.21) $       1.61  $       2.14
                                      ============  ============  ============

                See Notes to Consolidated Financial Statements.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets
  Cash and cash equivalents........................ $  7,089,000  $ 10,044,000
  Short-term investments (Note 2)..................   33,440,000    28,299,000
  Accounts receivable, net of allowance for doubt-
   ful accounts of $539,000 in 1996 and $660,000 in
   1995............................................   21,417,000    14,436,000
  Current portion of installment and notes receiv-
   able (Note 3)...................................    7,950,000     5,884,000
  Inventories (Note 4).............................    1,462,000     1,390,000
  Deferred tax asset (Note 19).....................    3,099,000     3,936,000
  Other current assets.............................    5,573,000     3,104,000
                                                    ------------  ------------
    Total current assets...........................   80,030,000    67,093,000
Property, plant and equipment, at cost (Note 5)....   40,033,000    33,604,000
  Less accumulated depreciation....................  (29,017,000)  (22,590,000)
                                                    ------------  ------------
                                                      11,016,000    11,014,000
Long-term investments (Note 2).....................   24,211,000     8,405,000
Long-term installment receivables (Note 6).........   13,958,000    10,194,000
Purchased software and databases, net (Note 7).....    2,238,000     2,403,000
Goodwill and related intangibles, net (Note 8).....   26,833,000    32,720,000
Other assets, net (Note 9).........................    1,817,000     1,435,000
Net assets of discontinued operations (Note 12)....   18,141,000    23,409,000
                                                    ------------  ------------
                                                    $178,244,000  $156,673,000
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities
  Accounts payable................................. $  2,522,000  $  2,057,000
  Accrued liabilities (Note 10)....................   18,987,000    15,697,000
  Current portion of capital lease obligations
   (Note 11).......................................      525,000       793,000
                                                    ------------  ------------
    Total current liabilities......................   22,034,000    18,547,000
Long-term capital lease obligations (Note 11)......       14,000       579,000
Deferred tax liability (Note 19)...................    2,000,000     3,729,000
Commitments and contingencies (Note 13)............          --            --
Shareholders' equity (Note 17)
  Preferred stock, $10.00 par value; 2,000,000
   shares authorized, none issued..................          --            --
  Common stock, $.10 par value; 20,000,000 shares
   authorized, 7,157,224 and 6,449,870 shares is-
   sued and outstanding in 1996 and 1995, respec-
   tively..........................................      716,000       645,000
  Additional paid-in capital.......................   79,375,000    57,702,000
  Retained earnings................................   74,105,000    75,471,000
                                                    ------------  ------------
    Total shareholders' equity.....................  154,196,000   133,818,000
                                                    ------------  ------------
                                                    $178,244,000  $156,673,000
                                                    ============  ============

                See Notes to Consolidated Financial Statements.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 COMMON
                                 STOCK   ADDITIONAL
                                $.10 PAR   PAID-IN    RETAINED      TREASURY
                                 VALUE     CAPITAL    EARNINGS       STOCK
                                -------- ----------- -----------  ------------
Balance at January 1, 1994..... $520,000 $38,088,000 $51,387,000  $    (80,000)
  Net income...................      --          --   13,389,000           --
  Exercise of stock options....   43,000   1,758,000         --      7,450,000
  Stock option tax benefits....      --    5,154,000         --            --
  Convertible exchangeable
   notes converted.............   55,000   7,612,000         --            --
  Purchase of common stock for
   treasury
   (Note 17)...................      --          --          --    (10,250,000)
                                -------- ----------- -----------  ------------
Balance at December 31, 1994...  618,000  52,612,000  64,776,000    (2,880,000)
  Net income...................      --          --   10,695,000           --
  Exercise of stock options....   17,000   1,960,000         --      3,858,000
  Stock option tax benefits....      --    1,807,000         --            --
  Convertible exchangeable
   notes converted.............   10,000   1,323,000         --            --
  Purchase of common stock for
   treasury
   (Note 17)...................      --          --          --       (978,000)
                                -------- ----------- -----------  ------------
Balance at December 31, 1995...  645,000  57,702,000  75,471,000           --
  Net loss.....................      --          --   (1,366,000)          --
  Exercise of stock options....   28,000   7,326,000         --            --
  Stock option tax benefits....      --    1,622,000         --            --
  Stock issued for acquisition
   (Note 14)...................   43,000  12,725,000         --            --
                                -------- ----------- -----------  ------------
Balance at December 31, 1996... $716,000 $79,375,000 $74,105,000  $        --
                                ======== =========== ===========  ============


                See Notes to Consolidated Financial Statements.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
Cash flows from operating activities:
  Net income (loss)..................  $ (1,366,000) $ 10,695,000  $ 13,389,000
  Adjustments to reconcile net income
   (loss) to net cash provided by
   continuing operations:
    (Income) loss from discontinued
     operations......................    (4,246,000)      337,000    (4,772,000)
    Depreciation and amortization....     9,575,000     8,983,000     9,419,000
    (Gain) loss on sale of
     assets/other....................       168,000      (468,000)      (19,000)
    Unusual charges..................    15,266,000           --            --
  Deferred income tax................    (1,498,000)          --            --
  Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable......................    (4,730,000)   (1,128,000)    4,632,000
    (Increase) decrease in invento-
     ries............................       (71,000)       78,000       445,000
    (Increase) decrease in other as-
     sets............................    (2,574,000)    1,796,000     1,580,000
    Increase (decrease) in accounts
     payable.........................        81,000      (224,000)     (188,000)
    Increase (decrease) in other lia-
     bilities........................     1,886,000    (3,779,000)    4,829,000
                                       ------------  ------------  ------------
    Net cash provided by continuing
     operations......................    12,491,000    16,290,000    29,315,000
Net cash provided by (used in) dis-
 continued operations................     9,643,000    (3,810,000)    2,231,000
                                       ------------  ------------  ------------
Net cash provided by operating activ-
 ities...............................    22,134,000    12,480,000    31,546,000
                                       ------------  ------------  ------------
Cash flows from investing activities:
  Capital expenditures...............    (6,304,000)   (6,982,000)   (5,400,000)
  Capital expenditures of discontin-
   ued operations....................      (322,000)   (2,630,000)   (1,520,000)
  Purchase of investments............   (51,847,000)  (37,782,000)  (28,237,000)
  Redemption of investments..........    30,833,000    23,364,000    12,970,000
  Proceeds from sale of business
   units.............................           --        200,000        40,000
  Cash received from business acqui-
   sition (Note 14)..................       774,000           --            --
  Proceeds from sale of assets.......        98,000           --        340,000
  Additions to installment receiv-
   ables.............................    (8,641,000)   (7,389,000)   (4,754,000)
  Proceeds from installment receiv-
   ables.............................     3,668,000     3,554,000     1,586,000
                                       ------------  ------------  ------------
Net cash used in investing activi-
 ties................................   (31,741,000)  (27,665,000)  (24,975,000)
                                       ------------  ------------  ------------
Cash flows from financing activities:
  Principal payments on notes and
   capital leases....................      (832,000)   (1,512,000)   (1,595,000)
  Principal payments on notes of dis-
   continued operations..............       (47,000)      (47,000)      (47,000)
  Issuance of common stock...........     7,531,000     5,835,000     9,251,000
  Purchases of treasury stock........           --       (978,000)  (10,250,000)
                                       ------------  ------------  ------------
Net cash provided by (used in) fi-
 nancing activities..................     6,652,000     3,298,000    (2,641,000)
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................    (2,955,000)  (11,887,000)    3,930,000
Cash and cash equivalents at begin-
 ning of year........................    10,044,000    21,931,000    18,001,000
                                       ------------  ------------  ------------
Cash and cash equivalents at end of
 year................................  $  7,089,000  $ 10,044,000  $ 21,931,000
                                       ============  ============  ============

  Supplemental disclosures--Cash payments for income taxes in 1996, 1995 and 1994 were $7,961,000, $6,900,000 and $1,556,000, respectively. Cash payments for interest in 1996, 1995 and 1994 were $285,000, $428,000 and $1,000,000, respectively. See additional noncash activities disclosed in Notes 14 and 17.

                See Notes to Consolidated Financial Statements.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation--The accompanying financial statements include the accounts of BRC Holdings, Inc. ("BRC") and subsidiaries, hereafter referred to as the "Company." BRC operates primarily through its wholly-owned subsidiaries, Business Records Corporation, BRC Health Care, and The Pace Group. All significant intercompany transactions and balances have been eliminated.

  As discussed in Note 12 to the Consolidated Financial Statements, the Company has entered into a definitive agreement to divest its major line of business related to election products and services. Accordingly, for financial reporting purposes, this major line of business is reflected as a discontinued operation in the Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposals of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

  Use of estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents--For purposes of the statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with remaining maturities of three months or less.

  Marketable securities--Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company's short- and long-term marketable debt securities are classified as held to maturity and are carried at amortized portfolio cost.

  Inventories--Inventories are carried at the lower of cost (first-in, first-out method) or market.

  Property, plant and equipment--Depreciation and amortization of property, plant and equipment, owned or leased, for financial statement purposes are recognized using the straight-line method over estimated useful lives ranging from 5 to 25 years for buildings and leasehold improvements, 3 to 15 years for machinery and equipment, 3 to 4 years for microcomputer equipment and from 3 to 5 years for mainframe computer equipment.

  Purchased software and databases--Purchased software and databases reflect the cost of acquired software, software licenses and databases. Purchased software is amortized using the straight-line method over estimated useful lives ranging from 5 to 7 years. Capitalized costs of databases and title plants are amortized using the straight-line method over their estimated lives of 20 years.

  Goodwill and related intangibles--Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists and other items typically resulting from acquisitions accounted for using the purchase method. These intangible assets are amortized using the straight-line method over the estimated period to be benefited by the acquisition in related intangibles ranging from five to twenty-five years. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), effective January 1, 1995. The carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. The fair value of an intangible asset is determined through the use of a discounted cash flow analysis.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

In 1996, the Company recognized such an impairment and recorded a charge against earnings of $15,266,000 primarily related to the goodwill and other intangible assets associated with the health care division of the Company. See
Note 21.

  Revenue recognition--It is the Company's policy to recognize revenues when its products are shipped or services are performed. In the event that a particular contract requires a right of return, the Company does not recognize revenue until such right lapses. Depending on the nature of the Company's contracts, certain long-term contracts are recognized on a percentage-of-completion basis. Under such contracts, earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total costs. Losses expected to be incurred on contracts in process are recognized as soon as such losses are known. Percentage-of-completion contracts have not constituted a material portion of the Company's revenues for the periods presented.

  Deferred revenues--Advance billings for services are deferred and recorded as revenue in the period in which the related services are rendered.

  Income taxes--Income taxes are presented pursuant to Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

  Accounting for stock-based compensation--In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company adopted SFAS No. 123 on a disclosure basis only. As such, implementation of SFAS No. 123 has not impacted the Company's consolidated balance sheets or statements of income. See Note 16 for the additional disclosure required pursuant to SFAS No. 123.

2. INVESTMENTS

  Marketable securities are classified as held to maturity and are carried at amortized portfolio cost. The cost of these securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the underlying security. Such amortization and accretion are included in interest income. The Company invests primarily in government fixed income securities. Realized gains and losses on the sale of investments are determined on a specific identification basis and are included in the Consolidated Statements of Income.

                                                   DECEMBER 31, 1996
                                        ---------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- -------
                                                    (IN THOUSANDS)
   State and municipal bonds...........  $34,580     $159       $49     $34,690
   U.S. Government Treasury Notes......   20,235       30         2      20,263
   Other investments...................    2,836        1        14       2,823
                                         -------     ----       ---     -------
                                         $57,651     $190       $65     $57,776
                                         =======     ====       ===     =======

  At December 31, 1996, other investments primarily consist of a $2.5 million investment in MatriDigm. See Note 13.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                                                   DECEMBER 31, 1995
                                        ---------------------------------------
                                                    GROSS      GROSS
                                        AMORTIZED UNREALIZED UNREALIZED  FAIR
                                          COST      GAINS      LOSSES    VALUE
                                        --------- ---------- ---------- -------
                                                    (IN THOUSANDS)
   State and municipal bonds...........  $22,991     $144       $495    $22,640
   U.S. Government Treasury Notes......   13,445       71        --      13,516
   Other investments...................      268      --         --         268
                                         -------     ----       ----    -------
                                         $36,704     $215       $495    $36,424
                                         =======     ====       ====    =======

  The contractual maturities of debt securities at December 31, 1996 are as follows:

                                                              AMORTIZED  FAIR
                                                                COST     VALUE
                                                              --------- -------
                                                               (IN THOUSANDS)
   Due within one year.......................................  $33,487  $33,559
   Due after one year through five years.....................   21,142   21,202
   Due after five years......................................      385      387
                                                               -------  -------
                                                               $55,014  $55,148
                                                               =======  =======

3. NOTES RECEIVABLE

  Notes receivable include employee receivables of $1,138,000 and $1,076,000 at December 31, 1996 and 1995, respectively.

4. INVENTORIES

                                                           1996        1995
                                                        ----------- -----------
   Finished goods...................................... $   243,000 $   164,000
   Raw materials and supplies..........................   1,219,000   1,226,000
                                                        ----------- -----------
                                                        $ 1,462,000 $ 1,390,000
                                                        =========== ===========


5. PROPERTY, PLANT AND EQUIPMENT

                                                           1996        1995
                                                        ----------- -----------
   Land................................................ $   294,000 $   294,000
   Buildings and leasehold improvements................   5,437,000   5,025,000
   Machinery and equipment.............................  34,302,000  28,285,000
                                                        ----------- -----------
                                                        $40,033,000 $33,604,000
                                                        =========== ===========

  For 1996, 1995 and 1994, the Company recorded depreciation expense of $6,211,000, $5,853,000, and $5,998,000, respectively.

6. LONG-TERM INSTALLMENT RECEIVABLES

  Long-term installment receivables generally relate to the sale of certain assets, products and services in the normal course of business. These receivables range in length from 3 to 6 years and bear interest at rates ranging

                      BRC HOLDINGS, INC. AND SUBSIDIARIES
from 4 to 11 percent. The carrying value of these receivables approximates the market value at December 31, 1996.

7. PURCHASED SOFTWARE AND DATABASES

                                                           1996        1995
                                                        ----------- -----------
   Software, net of accumulated amortization of
    $5,271,000 in 1996 and $4,651,000 in 1995.......... $   610,000 $   284,000
   Software licenses, net of accumulated amortization
    of $588,000 in 1996 and $322,000 in 1995...........     260,000     548,000
   Databases, net of accumulated amortization of
    $2,685,000 in 1996 and $2,482,000 in 1995..........   1,368,000   1,571,000
                                                        ----------- -----------
                                                        $ 2,238,000 $ 2,403,000
                                                        =========== ===========

8. GOODWILL AND RELATED INTANGIBLES

                                                           1996        1995
                                                        ----------- -----------
   Goodwill, net of accumulated amortization of
    $3,828,000 in 1996 and $4,265,000 in 1995.......... $21,160,000 $23,057,000
   Customer lists, net of accumulated amortization of
    $2,661,000 in 1996 and $2,093,000 in 1995..........   4,942,000   8,669,000
   Other items, net of accumulated amortization of
    $1,006,000 in 1996 and $845,000 in 1995............     731,000     994,000
                                                        ----------- -----------
                                                        $26,833,000 $32,720,000
                                                        =========== ===========

9 OTHER ASSETS

                                                           1996        1995
                                                        ----------- -----------
   Noncompetition agreements, net of accumulated
    amortization of $1,990,000 in 1996 and $1,477,000
    in 1995............................................ $ 1,568,000 $ 1,111,000
   Other, net of accumulated amortization of $285,000
    in 1996 and $281,000 in 1995.......................     249,000     324,000
                                                        ----------- -----------
                                                        $ 1,817,000 $ 1,435,000
                                                        =========== ===========

  Noncompetition agreements are amortized using the straight-line method over the term of the underlying agreements which range from one to five years.

10. ACCRUED LIABILITIES

                                                           1996        1995
                                                        ----------- -----------
   Deferred revenues................................... $10,301,000 $ 8,479,000
   Salaries and benefits...............................   4,249,000   2,954,000
   Other accrued liabilities...........................   4,437,000   4,264,000
                                                        ----------- -----------
                                                        $18,987,000 $15,697,000
                                                        =========== ===========

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

11. CAPITAL LEASE OBLIGATIONS

                                                             1996      1995
                                                          ---------- ---------
   7% lease payable to a customer related to acquisition
    of computer equipment and related contract conces-
    sion, maturing through 1997.........................  $   90,000 $ 462,000
   7% lease payable to a vendor providing certain soft-
    ware licenses, maturing through 1997................     309,000   598,000
   Miscellaneous capital leases related to equipment
    with rates of 5% to 10%, maturing through 1998......     140,000   312,000
                                                          ---------- ---------
     Total capital leases...............................     539,000 1,372,000
   Less current portion of capital lease obligations....     525,000   793,000
                                                          ---------- ---------
   Long-term capital lease obligations..................  $   14,000 $ 579,000
                                                          ========== =========

  As of December 31, 1996, lease payments due under capital leases are as follows:

   Year Ending December 31:
     1997...............................................  $  539,000
     1998...............................................      14,000
                                                          ----------
                                                             553,000
     Less Interest......................................      14,000
                                                          ----------
       Principal amount of net lease payments...........  $  539,000
                                                          ==========

  Assets and liabilities resulting from capital lease obligations are included in the balance sheet at December 31, 1996 as follows:

   Assets:
     Property, plant and equipment......................  $2,086,000
     Purchased software and databases...................     265,000
     Goodwill and related intangibles...................   1,467,000
                                                          ----------
                                                           3,818,000
     Less accumulated depreciation and amortization.....   2,613,000
                                                          ----------
                                                          $1,205,000
                                                          ==========
   Liabilities:
     Current portion of capital lease obligations.......  $  525,000
     Long-term capital lease obligations................      14,000
                                                          ----------
                                                          $  539,000
                                                          ==========

12. DISCONTINUED OPERATIONS

  On November 21, 1996, the Company entered into a definitive agreement to sell its election business to American Information Systems, Inc., ("AIS") a privately-held information systems company headquartered in Omaha, Nebraska. Accordingly, this business is reported as a discontinued operation for accounting purposes and has been presented in the Consolidated Balance Sheets as "net assets of discontinued operations" and as "discontinued operations" in the Consolidated Statements of Income.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  Closing of the transaction is subject to the satisfactory conclusion of a review currently being conducted by the United States Department of Justice, Antitrust Division ("DOJ"). The DOJ review is a result of the Company's required submission of the transaction to the DOJ pursuant to the Hart Scott Rodino Act. While the outcome of this review cannot be determined at this time, the Company currently believes the ultimate result will not preclude consummation of the planned transaction.

  Subject to changes in the net book value of the election business through the date of closing, the agreement provides for the consideration by AIS of $35 million in cash, $17.5 million in a subordinated note and 19.9% of the resulting equity of AIS. The Company anticipates recording a pre-tax gain associated with transaction of approximately $30 million.

  The unaudited pro forma information presented below is for informational purposes only and may not necessarily reflect the results of operations which would have occurred had the divestiture of the election business been consummated at the beginning of the financial periods presented, nor is the pro forma information intended to be indicative of the future results of operations or financial position of the Company or the election business. The pro forma adjustments presented represent the balance sheets and results of operations of specific business units of the Company which have been accounted for separately. Expense allocations associated with payroll taxes, benefits and related personnel costs and corporate expenses were made based on headcount and a percentage of revenues, respectively.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The unaudited pro forma balance sheets as of December 31, 1996 and 1995 are presented below.

                                                           1996
                                           ------------------------------------
                                                        PRO FORMA
                                                       ADJUSTMENTS   PRO FORMA
                                                      (DISCONTINUED (CONTINUING
                                           HISTORICAL  OPERATIONS)  OPERATIONS)
                                           ---------- ------------- -----------
                                                         (000'S)
                  ASSETS
                  ------
Current assets
  Cash and cash equivalents...............  $  7,104    $     15     $  7,089
  Short-term investments..................    33,440         --        33,440
  Accounts receivable, net................    30,182       8,765       21,417
  Current portion of installment and notes
   receivable.............................     7,950         --         7,950
  Inventories.............................     8,457       6,995        1,462
  Deferred tax asset......................     4,200       1,101        3,099
  Other current assets....................     5,726         153        5,573
                                            --------    --------     --------
    Total current assets..................    97,059      17,029       80,030
Property, plant and equipment, at cost....    54,695      14,662       40,033
  Less accumulated depreciation...........   (39,141)    (10,124)     (29,017)
                                            --------    --------     --------
                                              15,554       4,538       11,016
Long-term investments.....................    24,211         --        24,211
Long-term installment receivables.........    13,958         --        13,958
Purchased software and databases, net.....     3,643       1,405        2,238
Goodwill and related intangibles, net.....    27,424         591       26,833
Other assets, net.........................     2,008         191        1,817
                                            --------    --------     --------
                                            $183,857    $ 23,754     $160,103
                                            ========    ========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities
  Accounts payable........................  $  3,230    $    708     $  2,522
  Accrued liabilities.....................    23,262       4,275       18,987
  Current portion of capital lease obliga-
   tions..................................       525         --           525
                                            --------    --------     --------
    Total current liabilities.............    27,017       4,983       22,034
Long-term capital lease obligations.......       458         444           14
Deferred tax liability....................     2,186         186        2,000
Shareholders' equity
  Common stock............................       716         --           716
  Additional paid-in capital..............    79,375         --        79,375
  Retained earnings.......................    74,105      18,141       55,964
                                            --------    --------     --------
    Total shareholders' equity............   154,196      18,141      136,055
                                            --------    --------     --------
                                            $183,857    $ 23,754     $160,103
                                            ========    ========     ========

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                                                           1995
                                           ------------------------------------
                                                        PRO FORMA
                                                       ADJUSTMENTS   PRO FORMA
                                                      (DISCONTINUED (CONTINUING
                                           HISTORICAL  OPERATIONS)  OPERATIONS)
                                           ---------- ------------- -----------
                                                         (000'S)
                  ASSETS
                  ------
Current assets
  Cash and cash equivalents...............  $ 10,059    $     15     $ 10,044
  Short-term investments..................    28,299         --        28,299
  Accounts receivable, net................    23,698       9,262       14,436
  Current portion of installment and notes
   receivable.............................     5,884         --         5,884
  Inventories.............................    11,750      10,360        1,390
  Deferred tax asset......................     4,980       1,044        3,936
  Other current assets....................     3,195          91        3,104
                                            --------    --------     --------
    Total current assets..................    87,865      20,772       67,093
Property, plant and equipment, at cost....    59,022      25,418       33,604
  Less accumulated depreciation...........   (42,141)    (19,551)     (22,590)
                                            --------    --------     --------
                                              16,881       5,867       11,014
Long-term investments.....................     8,405         --         8,405
Long-term installment receivables.........    10,194         --        10,194
Purchased software and databases, net.....     4,049       1,646        2,403
Goodwill and related intangibles, net.....    33,414         694       32,720
Other assets, net.........................     1,685         250        1,435
                                            --------    --------     --------
                                            $162,493    $ 29,229     $133,264
                                            ========    ========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
Current liabilities
  Accounts payable........................  $  3,326    $  1,269     $  2,057
  Accrued liabilities.....................    19,543       3,846       15,697
  Current portion of capital lease obliga-
   tions..................................       886          93          793
                                            --------    --------     --------
    Total current liabilities.............    23,755       5,208       18,547
Long-term capital lease obligations.......     1,001         422          579
Deferred tax liability....................     3,919         190        3,729
Shareholders' equity
  Common stock............................       645         --           645
  Additional paid-in capital..............    57,702         --        57,702
  Retained earnings.......................    75,471      23,409       52,062
                                            --------    --------     --------
    Total shareholders' equity............   133,818      23,409      110,409
                                            --------    --------     --------
                                            $162,493    $ 29,229     $133,264
                                            ========    ========     ========

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The net assets of discontinued operations are summarized as follows (000's):

                                                                1996     1995
                                                               -------  -------
   As of December 31,
     Current assets........................................... $17,029  $20,772
     Plant and equipment, net.................................   4,538    5,867
     Other assets.............................................   2,187    2,590
     Current liabilities......................................  (4,983)  (5,208)
     Other liabilities........................................    (630)    (612)
                                                               -------  -------
     Net assets of discontinued operations.................... $18,141  $23,409
                                                               =======  =======

  The unaudited pro forma statements of income for the years ended December 31, 1996, 1995 and 1994 are presented below.

                                                           1996
                                           ------------------------------------
                                                        PRO FORMA    PRO FORMA
                                                       ADJUSTMENTS    RESULTS
                                           HISTORICAL (DISCONTINUED (CONTINUING
                                            RESULTS    OPERATIONS)  OPERATIONS)
                                           ---------- ------------- -----------
                                                         (000'S)
   Net Sales..............................  $147,794     $47,546     $100,248
   Costs and expenses:
     Costs of products and service........   104,431      29,997       74,434
     Sales, general and administration....    26,717      10,472       16,245
     Unusual charges......................    15,266         --        15,266
                                            --------     -------     --------
   Total costs and expenses...............   146,414      40,469      105,945
                                            --------     -------     --------
   Operating profit (loss)................     1,380       7,077       (5,697)
   Interest income, net...................     3,522         --         3,522
                                            --------     -------     --------
     Income (loss) before tax.............     4,902       7,077       (2,175)
     Income tax provision.................     6,268       2,831        3,437
                                            --------     -------     --------
   Net income (loss)......................  $ (1,366)    $ 4,246     $ (5,612)
                                            ========     =======     ========

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                                                           1995
                                           ------------------------------------
                                                        PRO FORMA    PRO FORMA
                                                       ADJUSTMENTS    RESULTS
                                           HISTORICAL (DISCONTINUED (CONTINUING
                                            RESULTS    OPERATIONS)  OPERATIONS)
                                           ---------- ------------- -----------
                                                         (000'S)
   Net Sales..............................  $134,654     $31,087     $103,567
   Costs and expenses:
     Costs of products and services.......    97,887      22,358       75,529
     Sales, general and administration....    23,269       9,290       13,979
                                            --------     -------     --------
   Total costs and expenses...............   121,156      31,648       89,508
                                            --------     -------     --------
   Operating profit (loss)................    13,498        (561)      14,059
   Other income...........................     1,283         --         1,283
   Interest income, net...................     3,052         --         3,052
                                            --------     -------     --------
     Income (loss) before tax.............    17,833        (561)      18,394
     Income tax provision.................     7,138        (224)       7,362
                                            --------     -------     --------
   Net income (loss)......................  $ 10,695     $  (337)    $ 11,032
                                            ========     =======     ========

                                                           1994
                                           ------------------------------------
                                                        PRO FORMA    PRO FORMA
                                                       ADJUSTMENTS    RESULTS
                                           HISTORICAL (DISCONTINUED (CONTINUING
                                            RESULTS    OPERATIONS)  OPERATIONS)
                                           ---------- ------------- -----------
                                                         (000'S)
   Net sales..............................  $145,260     $43,719     $101,541
   Costs and expenses:
     Costs of products and services.......    97,557      25,551       72,006
     Sales, general and administration....    26,432      10,215       16,217
                                            --------     -------     --------
   Total costs and expenses...............   123,989      35,766       88,223
                                            --------     -------     --------
   Operating profit.......................    21,271       7,953       13,318
   Other income...........................        15         --            15
   Interest income, net...................       665         --           665
                                            --------     -------     --------
     Income before tax....................    21,951       7,953       13,998
     Income tax provision.................     8,562       3,181        5,381
                                            --------     -------     --------
   Net income.............................  $ 13,389     $ 4,772     $  8,617
                                            ========     =======     ========

13. COMMITMENTS AND CONTINGENCIES

  On October 23, 1996, the Company executed a consulting agreement and stock purchase agreement with MatriDigm Corporation ("MatriDigm"), a privately-held corporation headquartered in Fremont, California. MatriDigm is researching, developing and testing an automated technology solution to the Year 2000 computer date problem affecting computer systems. Under the consulting agreement with MatriDigm, the Company will provide the assistance of its Chairman and Chief Executive Officer, and certain other management services, to assist MatriDigm in the development and growth of its business operations. In consideration for these efforts, the Company will receive a percentage of the pre-tax operating income of MatriDigm. Additionally, the Company purchased $1,500,000 of MatriDigm common stock. See Note 15. The consulting agreement terminates in December 1999, and may be terminated earlier based on a number of events, including failing to achieve

                      BRC HOLDINGS, INC. AND SUBSIDIARIES
performance goals subsequent to September 30, 1997. In the event of a termination of the consulting contract, MatriDigm has certain share repurchase rights with respect to a portion of the shares purchased by the Company in connection with the consulting agreement. On December 2, 1996, the Company executed a Preferred Stock Purchase and Put Option Agreement with MatriDigm. Under the terms of the agreement, the Company is obligated to purchase $1,000,000 in preferred stock initially, and up to $4,000,000 of preferred stock upon MatriDigm's execution of the put option exercise, and certification that certain Performance Criteria have been satisfied, as defined in the agreement. As of March 1, 1997, $2,000,000 has been invested under this agreement and the Company's total investment of $3,500,000 constitutes approximately 9% of the outstanding capital stock of MatriDigm. The Company's investment in MatriDigm is being accounted for under the cost method.

  Minimum future rental payments for leased office space and property, plant and equipment, including those of discontinued operations, acquired under operating leases with initial or remaining noncancelable lease terms in excess of one year are: 1997--$3,203,000; 1998--$2,744,000; 1999--$2,234,000; 2000--
$1,357,000; 2001-- $727,000; later years--$639,000; total--$10,904,000.
Minimum future rental payments related to office space of discontinued operations with terms in excess of one year are: 1997--$633,000; 1998-- $552,000; 1999--$466,000; 2000--$412,000; 2001--$188,000; later years--
$63,000; total--$2,314,000. See Note 12.

  Total rent expense for operating leases including discontinued operations was $3,264,000 in 1996, $2,998,000 in 1995 and $2,866,000 in 1994. Rent
expense associated with discontinued operations was $644,000, $460,000, $417,000 in 1996, 1995 and 1994, respectively.

  In November 1996, the Company executed several agreements with The Health Information Network Connection ("THINC"), a New York limited liability corporation. Pursuant to the terms of a subscription agreement, the Company agreed to purchase a 20% interest in THINC for $750,000, to be invested in varying amounts over a twenty-one month period through August 1998. In addition, the Company has guaranteed a THINC software license fee obligation up to $400,000 plus accrued interest. The Company's investment in THINC is accounted for under the equity method.

  The Company is party to various lawsuits arising in the ordinary course of its business and does not believe that the outcome of these lawsuits will have a material effect on the Company's financial position or results of operations.

14. ACQUISITIONS

  On September 5, 1996, the Company consummated the merger of The Pace Group, Inc. ("The Pace Group"), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 432,835 shares of its common stock in a tax-free exchange for all of the record and beneficial interests held by The Pace Group security holders. In connection with this noncash transaction, which was accounted for as a purchase, assets acquired, liabilities assumed and purchase price were approximately $4,100,000, $1,153,000 and $12,769,000, respectively. As a result, the Company recorded goodwill of $9,822,000 equal to the excess of the purchase price over the fair value of the net assets of The Pace Group. The goodwill will be amortized using the straight-line method over a period of 15 years. The Pace Group, headquartered in Dallas, Texas, provides consulting, development and management services to purchasers and providers of health care services.

  The following summarized unaudited pro forma consolidated results of continuing operations for the years ended December 31, 1996, 1995 and 1994 are presented assuming the acquisition occurred as of January 1, 1994. These pro forma results have been prepared for comparative purposes only and do not propose to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the dates indicated, or which may occur in the future. Furthermore, The Pace Group operations are unrelated to the Company's discontinued election business operations.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1996      1995     1994
                                                   --------  -------- --------
                                                    (000'S, EXCEPT PER SHARE
                                                             DATA)
                                                          (PRO FORMA)
   Revenues....................................... $106,605  $110,219 $106,545
   Net (loss) income from continuing operations... $ (5,266) $ 11,434 $  8,546
   Net (loss) income from continuing operations
    per common share.............................. $   (.79) $   1.75 $   1.41

  On August 17, 1995, the Company consummated the merger of Clinical Resource Systems, Inc. ("CRS"), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 121,112 shares of its common stock, subject to certain escrow arrangements with regard to 12,111 shares, in exchange for all of the record and beneficial interest held by CRS security holders. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,381 shares of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms.

  The Company treated the CRS merger as a tax-free reorganization. This transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of CRS for all periods presented.

  Combined and separate results of BRC and CRS during the periods preceding the merger were as follows:

                                              TWELVE MONTHS ENDED DECEMBER 31,
                                              ----------------------------------
                                                    1995              1994
                                              ----------------  ----------------
   Revenue:
     BRC..................................... $    133,573,000  $    144,204,000
     CRS.....................................        1,081,000         1,056,000
                                              ----------------  ----------------
       Total................................. $    134,654,000  $    145,260,000
                                              ================  ================
   Net Income (Loss):
     BRC..................................... $     11,093,000  $     13,388,000
     CRS.....................................         (398,000)            1,000
                                              ----------------  ----------------
       Total................................. $     10,695,000  $     13,389,000
                                              ================  ================

  The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the periods presented.

  On November 1, 1995, the Company acquired all of the assets and assumed certain liabilities of Megalink, Inc. ("Megalink"), a Florida corporation. Megalink develops and markets voter registration software for use in conducting public elections. Megalink's primary operations are located in West Palm Beach, Florida. In addition to other terms and conditions, the Asset Purchase Agreement provided that the Company would pay $2,000,000 in cash in consideration for the net assets of Megalink. Megalink is included in the discontinued operations of the Company.

  On September 13, 1995, the Company acquired the assets of Computer Election Systems, Inc., a Florida-based provider of specialized punch card ballots and certain of the government records management accounts of

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

Government Records Services, Inc. ("GRS"), located in the Southeastern United States. Both companies were under common ownership. The Company acquired these assets in exchange for the sale of certain of its Texas government records management accounts and the receipt of notes payable in the aggregate amount of $1,730,000 issued by GRS and secured by the underlying computer equipment sold to GRS.

15. OTHER RELATED PARTY TRANSACTIONS

  The Company has a minority investment in, and has certain consulting and sales representative agreements with, MatriDigm. MatriDigm is a privately-held company located in Denver, Colorado, which specializes in the development and use of computer technologies designed to correct the "Year 2000" date problem which may cause many computer systems to incorrectly identify two digit numbers representing years occurring after 1999 (i.e., "00," "01," etc.) as years occurring during the early part of the twentieth century (1900, 1901, etc.). Pursuant to an agreement between the Company and MatriDigm, a director/officer serves as Chairman of the Board of MatriDigm. Although this director/officer receives no compensation from MatriDigm for his services, an investment trust whose beneficiaries include members of this director/officer's immediate family owns less than ten percent of the outstanding equity securities of that company and may be deemed to benefit indirectly from business relationships with the Company. As of March 1, 1997, the Company owns 2,000,000 common shares and 1,000,000 preferred shares, representing approximately 9% of the outstanding common stock of MatriDigm. The Company paid $3,500,000 for such shares and they bear certain restrictions, including repurchase rights with respect to a portion of the common shares. The Company, pursuant to a consulting agreement, receives 5% of the cumulative pre-tax operating profits of MatriDigm in exchange for the services of this director/officer and certain other assistance by the Company. The Company received no payments during fiscal year 1996 with regard to this obligation. Additionally, through a sales representative agreement, the Company serves as a commissioned distributor of MatriDigm services. No commissions were received by the Company during fiscal year 1996 with respect to MatriDigm's services.

  The Company leases real property owned by a partnership that includes as a partner, an officer of the Company. The lease agreement covering this parcel has a term expiring in February 2004. Annual rental and related payments paid by the Company in 1996, 1995 and 1994 were $229,000, $217,000 and $211,000, respectively. Management believes that the terms of the lease are at least as favorable to the Company as those that could have been obtained in an arm's-length transaction with unaffiliated parties.

  A business, partly owned by a family member of a current officer/director, leased real property from the Company through September, 1996. The lease agreement covered approximately 5,600 square feet of production and warehouse space which was otherwise unused by the Company. The Company collected approximately $21,000 in 1996 under the lease. The lease rate negotiated was based upon what the Company believes were existing market conditions at the inception of the lease.

  The Company subleases office space to a current officer/director for personal use. The lease agreement covers 1,357 square feet of office space on which the Company collects approximately $16,000 annually in rent. The lease rate negotiated was based upon what the Company believes were existing market conditions at the inception of the lease.

  During 1995, the Company funded and recorded as an employee receivable $595,000 as a relocation loan to a current officer of the Company. This loan was subject to an interest rate which was comparable to existing market rates for home mortgages issued at the time of the inception of the loan. The loan plus accrued interest of $38,000 was paid in full in August 1996.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

16. INCENTIVE COMPENSATION PLANS

  The Company provides options to purchase its common stock to officers, directors and employees of the Company through several stock option plans. Although it is not required to do so under each of the plans, the Company's practice is to grant options to purchase its common stock at prices equal to the fair market value of the underlying shares of such common stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, to account for its stock option plans. Accordingly, no compensation expense has been recognized in connection with the grants of options during the periods presented. However, the pro forma net income and earnings per share from continuing operations presented below reflects the results of the Company as if the fair value based accounting method prescribed in SFAS No. 123 had been used to account for stock-based compensation costs, net of taxes.

                                                       TWELVE MONTHS
                                                    ENDED DECEMBER 31,
                                              --------------------------------
                                                   1996             1995
                                              ---------------  ---------------
                                              (000'S, EXCEPT PER SHARE DATA)
                                                        (PRO FORMA)
   Net (loss) income from continuing opera-
    tions.................................... $        (5,612) $        11,032
   SFAS No. 123 compensation cost, net of
    taxes....................................           1,757              842
                                              ---------------  ---------------
   Pro forma net (loss) income from continu-
    ing operations........................... $        (7,369) $        10,190
                                              ===============  ===============
   Pro forma (loss) earnings per share from
    continuing operations.................... $         (1.11) $          1.56
                                              ===============  ===============

  The results of discontinued operations are not affected by the SFAS No. 123 disclosure requirements as all stock option plans will continue to be the responsibility of the Company.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1996 and 1995:

                                                              1996       1995
                                                           ---------- ----------
   Dividend yield.........................................     --         --
   Expected volatility.................................... 17.4%      18.1%
   Risk-free rate of return...............................  5.9%       6.0%
   Expected life..........................................  3.6 years  3.6 years

  As set forth in the following discussion concerning the Company's equity participation plans, the Company may issue purchase plan and bonus plan shares to officers and employees. However, since no such shares have been issued pursuant to such plans since August of 1989, these plans have had no effect on the foregoing computations.

 1993 STOCK OPTION PLAN

  The Company's 1993 stock option plan, adopted in April 1993, and further modified by shareholders at their annual meeting on May 17, 1995, provides for the grant of options to key employees, who are selected by the Stock Option Committee of the board of directors, to purchase up to 2,100,000 shares of common stock. The Stock Option Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable within the option period in periodic installments and all installments that become exercisable are cumulative and may be exercised after they become exercisable with the expiration of the option. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or that have been canceled are available for future grants under the plan.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The following tables summarize activity for the years ended December 31, 1996, 1995 and 1994:

                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                                    WEIGHTED         WEIGHTED
                                    AVERAGE          AVERAGE          WEIGHTED
                                    EXERCISE         EXERCISE         EXERCISE
                            SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                            ------- -------- ------- -------- ------- --------
                            (000'S)          (000'S)          (000'S)
   Options outstanding at
    January 1..............  1,247   $30.81   1,136   $26.69   1,034   $22.98
   Granted.................    430    34.20     514    37.79     411    32.79
   Exercised...............   (206)   28.08    (172)   22.84     (91)   22.83
   Canceled................    (53)   36.51    (231)   32.21    (218)   22.23
                             -----   ------   -----   ------   -----   ------
   Options outstanding at
    December 31............  1,418   $32.02   1,247   $30.81   1,136   $26.69
                             =====   ======   =====   ======   =====   ======
   Options exercisable at
    December 31............    617   $27.29     599   $25.08     371   $22.93
                             =====   ======   =====   ======   =====   ======
   Weighted-average fair
    value of options
    granted................          $ 7.89           $ 8.58
                                     ======           ======

                          OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                   ------------------------------------ --------------------
                      NUMBER     WEIGHTED                 NUMBER
                   OUTSTANDING    AVERAGE      WEIGHTED EXERCISABLE
      RANGE OF          AT       REMAINING     AVERAGE      AT      WEIGHTED
      EXERCISE     DECEMBER 31, CONTRACTUAL    EXERCISE  EXERCISE   AVERAGE
       PRICES          1996        LIFE         PRICE      1996      PRICE
   --------------  ------------ -----------    -------- ----------- --------
                     (000'S)                              (000'S)
   $22.50--$29.00       401        6.39 years   $22.91      401      $22.91
   $31.75--$41.00     1,017        8.44          35.62      216       35.40
   --------------     -----        ----         ------      ---      ------
   $22.50--$41.00     1,418        7.86 years   $32.02      617      $27.29
   ==============     =====        ====         ======      ===      ======

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

  Under the related bonus stock plan, for each share of common stock purchased by a participant under the Company purchase plan, the Company may grant to such participant the right to purchase an additional one-half share of common stock at a purchase price of $.10 per share up to a maximum of 250,000 shares in the aggregate for all participants. The shares issued under the bonus stock plan are typically subject to vesting and forfeiture provisions based on a participant's continued employment with the Company. No shares have been issued under the purchase plan or bonus stock plan since August 1989.

  Under the stock option plan, the Company authorized the granting of up to 1,200,000 nonqualified options exercisable at the market price at the date of grant. The Stock Option Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such

                      BRC HOLDINGS, INC. AND SUBSIDIARIES
options as it may deem necessary. Generally, the options are exercisable within the option period in periodic installments and all installments that become exercisable are cumulative and may be exercised after they become exercisable with the expiration of the option. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan.

  The following tables summarize activity for the years ended December 31, 1996, 1995 and 1994:

                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                                    WEIGHTED         WEIGHTED         WEIGHTED
                                    AVERAGE          AVERAGE          AVERAGE
                                    EXERCISE         EXERCISE         EXERCISE
                            SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                            ------- -------- ------- -------- ------- --------
                            (000'S)          (000'S)          (000'S)
   Options outstanding at
    January 1..............    83    $34.48     25    $32.58    515    $12.25
   Granted.................   --        --      70     34.75     24     33.00
   Exercised...............    (2)    33.25     (1)    20.64   (514)    12.25
   Canceled................    (1)    32.54    (11)    32.98    --        --
                              ---    ------    ---    ------   ----    ------
   Options outstanding at
    December 31............    80    $34.54     83    $34.48     25    $32.58
                              ===    ======    ===    ======   ====    ======
   Options exercisable at
    December 31............    30    $34.37      4    $33.02      1    $12.25
                              ===    ======    ===    ======   ====    ======
   Weighted-average fair
    value of options
    granted................          $  --            $ 9.51
                                     ======           ======

  Exercise prices ranged from $32.25 to $34.75 with a weighted-average remaining contractual life for outstanding options at December 31, 1996 of
7.97 years.

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

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The following tables summarize activity for the years ended December 31, 1996, 1995 and 1994:

                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                                    WEIGHTED         WEIGHTED         WEIGHTED
                                    AVERAGE          AVERAGE          AVERAGE
                                    EXERCISE         EXERCISE         EXERCISE
                            SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                            ------- -------- ------- -------- ------- --------
                            (000'S)          (000'S)          (000'S)
   Options outstanding at
    January 1..............    80    $23.92    131    $20.40    193    $19.38
   Granted.................   --        --      14     34.75     13     33.25
   Exercised...............   (63)    21.36    (65)    19.06    (47)    18.02
   Canceled................    (1)    33.73    --        --     (28)    23.35
                              ---    ------    ---    ------    ---    ------
   Options outstanding at
    December 31............    16    $33.20     80    $23.92    131    $20.40
                              ===    ======    ===    ======    ===    ======
   Options exercisable at
    December 31............     7    $31.11     63    $21.01    125    $19.77
                              ===    ======    ===    ======    ===    ======
   Weighted-average fair
    value of options
    granted................          $  --            $ 9.51
                                     ======           ======

                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                  ------------------------------------ ---------------------
                     NUMBER     WEIGHTED                  NUMBER
                  OUTSTANDING    AVERAGE      WEIGHTED EXERCISABLE  WEIGHTED
     RANGE OF          AT       REMAINING     AVERAGE       AT      AVERAGE
     EXERCISE     DECEMBER 31, CONTRACTUAL    EXERCISE DECEMBER 31, EXERCISE
      PRICES          1996        LIFE         PRICE       1996      PRICE
   -------------  ------------ -----------    -------- ------------ --------
                    (000'S)                              (000'S)
   $17.50-$24.50        1          .41 years   $19.48        1       $19.48
   $29.13-$34.75       15         8.01          34.57        6        34.23
   -------------      ---         ----         ------      ---       ------
   $17.50-$34.75       16         7.32 years   $33.20        7       $31.11
   =============      ===         ====         ======      ===       ======

 1990 DIRECTOR STOCK OPTION PLAN

  The Company's director stock option plan, adopted in March 1990, provides for the granting of nonqualified options to certain nonemployee members of the board of directors of the Company to purchase up to a total of 100,000 shares of common stock at market price at the date of grant. The options are exercisable in 33 1/3% cumulative annual installments beginning one year from the date of grant and are subject to certain forfeiture provisions if the director ceases to serve as a director of the Company during the term of the options.

  These options expire five years from the date granted. No transactions were made in connection with the 1990 Director Stock Option Plan in 1996.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The following table summarizes activity for the years ended December 31, 1995 and 1994:

                                                     1995             1994
                                               ---------------- ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
                                                       EXERCISE         EXERCISE
                                               SHARES   PRICE   SHARES   PRICE
                                               ------- -------- ------- --------
                                               (000'S)          (000'S)
   Options outstanding at January 1...........    50    $12.25     50    $12.25
   Granted....................................   --        --     --        --
   Exercised..................................   (50)    12.25    --        --
   Canceled...................................   --        --     --        --
                                                 ---    ------    ---    ------
   Options outstanding at
    December 31...............................   --     $  --      50    $12.25
                                                 ===    ======    ===    ======
   Options exercisable at
    December 31...............................   --     $  --      50    $12.25
                                                 ===    ======    ===    ======

  No shares were granted in 1996 or 1995, or were outstanding at December 31, 1996, under this plan, therefore disclosure of weighted-average grant-date fair value as well as other related computations are not presented.

 1995 DIRECTORS STOCK OPTION PLAN

  On August 1, 1995, the Board of Directors adopted and the shareholders subsequently approved the Company's 1995 Option Plan for Non-Employee Directors ("1995 Directors Plan") which provides for the granting of stock options to qualified individuals to purchase up to an aggregate of 120,000 shares of common stock. The 1995 Directors Plan provides that non-employee directors will be granted 10,000 shares of common stock on August 1st of each year up to a maximum of 30,000 shares for each non-employee director. Options become exercisable in equal 20% cumulative annual installments commencing with the first anniversary of the date of grant and remain exercisable for a period of up to ten years from the date of grant and are subject to certain cancellation provisions if the individual ceases to serve as a director of the Company during the term of the options.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The following table summarizes activity for the years ended December 31, 1996 and 1995:

                                                     1996             1995
                                               ---------------- ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
                                                       EXERCISE         EXERCISE
                                               SHARES   PRICE   SHARES   PRICE
                                               ------- -------- ------- --------
                                               (000'S)          (000'S)
   Options Outstanding at January 1...........    40    $37.50    --     $  --
   Granted....................................    40     34.50     40     37.50
   Exercised..................................   --        --     --        --
   Canceled...................................   --        --     --        --
                                                 ---    ------    ---    ------
   Options outstanding at
    December 31...............................    80    $36.00     40    $37.50
                                                 ===    ======    ===    ======
   Options Exercisable at
    December 31...............................     8    $37.50    --     $  --
                                                 ===    ======    ===    ======
   Weighted-average fair value of
    options granted...........................          $ 8.51           $ 8.72
                                                        ======           ======

  Exercise prices ranged from $34.50 to $37.50 with a weighted-average remaining contractual life for outstanding options at December 31, 1996 of 9.09 years.

 CLINICAL RESOURCE SYSTEMS, INC. STOCK OPTION PLAN

  In connection with the merger of a wholly-owned subsidiary of the Company with CRS on August 17, 1995, the Company assumed responsibility for existing employee stock options of CRS. See Note 14. Such employee stock options were converted into options to purchase common shares of the Company using the conversion ratio defined in the merger agreement. No further options are available for grant in connection with the former stock option plans of CRS.

  The following tables summarize activity for the years ended December 31, 1996 and 1995:

                                                     1996             1995
                                               ---------------- ----------------
                                                       WEIGHTED         WEIGHTED
                                                       AVERAGE          AVERAGE
                                                       EXERCISE         EXERCISE
                                               SHARES   PRICE   SHARES   PRICE
                                               ------- -------- ------- --------
                                               (000'S)          (000'S)
   Options Outstanding at January 1...........    11    $37.41    --     $  --
   Granted....................................   --        --      11     37.41
   Exercised..................................    (6)    29.71    --        --
   Canceled...................................    (1)    43.53    --        --
                                                 ---    ------    ---    ------
   Options Outstanding at
    December 31...............................     4    $46.56     11    $37.41
                                                 ===    ======    ===    ======
   Options exercisable at
    December 31...............................     2    $35.88      9    $31.20
                                                 ===    ======    ===    ======

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                          OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                   --------------------------------- ---------------------
                      NUMBER     WEIGHTED               NUMBER
                   OUTSTANDING    AVERAGE   WEIGHTED EXERCISABLE  WEIGHTED
      RANGE OF          AT       REMAINING  AVERAGE       AT      AVERAGE
      EXERCISE     DECEMBER 31, CONTRACTUAL EXERCISE DECEMBER 31, EXERCISE
       PRICES          1996        LIFE      PRICE       1996      PRICE
   --------------  ------------ ----------- -------- ------------ --------
                     (000'S)                           (000'S)
       $29.71            2      2.45 years   $29.71        2       $29.71
       $59.42            2      8.07          59.42        0        59.42
   --------------      ---      ----------   ------      ---       ------
   $29.71--$59.42        4      5.64 years   $46.56        2       $29.71
   ==============      ===      ==========   ======      ===       ======

  Weighted-average grant-date fair value is not provided since the shares were granted in connection with the purchase of CRS. The CRS purchase was accounted for as a pooling of interest. Accordingly, a new measurement date was not created as a result of the merger.

17. SHAREHOLDERS' EQUITY

  As of December 31, 1996 and 1995, the Company had 2,000,000 shares of preferred stock, par value $10.00 per share, authorized. The preferred stock, if issued, will have such rights and preferences as may be designated by the Company's board of directors. Of the 2,000,000 authorized shares of preferred stock, 100,000 shares have been designated as Series A Junior Participating Preferred Stock and 714,285 shares have been designated as 7% Series B Cumulative Exchangeable Preferred Stock. No shares of preferred stock have been issued.

  During 1996, the Company re-acquired a total of 1,761 shares of common stock pursuant to a share escrow arrangement entered into in conjunction with the CRS merger. All treasury shares re-acquired during 1996 were re-issued pursuant to stock option exercises during the year. At December 31, 1996, the Company did not hold shares of treasury stock. During 1995, the Company repurchased a total of 25,834 shares of common stock for $978,000. These shares were re-issued pursuant to stock option exercises during 1995. Consequently, none were held as treasury stock at December 31, 1995. During 1994, the Company repurchased a total of 303,371 shares of common stock for $10,250,000, of which 90,000 shares were held as treasury stock at December 31, 1994.

  In 1995 and 1994, 95,238 and 547,618 shares, respectively, were issued to a related party upon the conversion of the Company's 10% convertible exchangeable notes totaling $9 million.

18. EMPLOYEE BENEFIT PLANS

  Substantially all employees of the Company and its subsidiaries are eligible to participate in defined contribution plans. The costs associated with Company contributions and administrative expenses were $596,000 in 1996, $660,000 in 1995 and $502,000 in 1994.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

19. INCOME TAXES

  The components of the provision (benefit) for federal and state income taxes are as follows:

                                            1996         1995         1994
                                         -----------  -----------  -----------
   Current:
     Federal income tax................. $ 5,132,000  $ 3,519,000  $ 3,125,000
     State income tax...................   1,000,000      740,000      750,000
                                         -----------  -----------  -----------
       Total current provision..........   6,132,000    4,259,000    3,875,000
   Deferred:
     Federal income tax.................    (960,000)   1,155,000     (349,000)
     State income tax...................    (526,000)     (83,000)    (118,000)
                                         -----------  -----------  -----------
       Total deferred...................  (1,486,000)   1,072,000     (467,000)
                                         -----------  -----------  -----------
   Total income tax provision........... $ 4,646,000  $ 5,331,000  $ 3,408,000
                                         ===========  ===========  ===========

  The income tax provision (benefit) is included in the financial statements as follows:

                                            1996         1995         1994
                                         -----------  -----------  -----------
   Continuing operations................ $ 3,437,000  $ 7,362,000  $ 5,381,000
   Discontinued operations..............   2,831,000     (224,000)   3,181,000
                                         -----------  -----------  -----------
                                           6,268,000    7,138,000    8,562,000
   Direct credits to equity--
     Compensation expense for tax
      purposes in excess of amounts
      recognized for financial reporting
      purposes..........................  (1,622,000)  (1,807,000)  (5,154,000)
                                         -----------  -----------  -----------
       Total............................ $ 4,646,000  $ 5,331,000  $ 3,408,000
                                         ===========  ===========  ===========

  The following summarizes the difference between the federal statutory income tax rate and the effective income tax rate for continuing operations:

                                                               1996  1995  1994
                                                               ----  ----  ----
   Federal income tax rate....................................  35%  35%   35%
   State income tax, net of federal benefit...................  16%   4%    4%
   Amortization of intangibles................................   9%   3%    2%
   Write-off of non-deductible goodwill.......................  75%  --    --
   Tax exempt interest income and other.......................  (7%) (2%)  (2%)
                                                               ----  ---   ---
   Effective income tax rate.................................. 128%  40%   39%
                                                               ====  ===   ===

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

  The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, are presented below:

                                                         1996         1995
                                                      -----------  -----------
   Deferred tax asset:
     Deferred revenue................................ $   728,000  $ 1,411,000
     Inventories.....................................      12,000      128,000
     Accrued compensation............................     563,000      412,000
     Bad debt reserves...............................     277,000      277,000
     Net operating loss carryforwards................     757,000      850,000
     Other accrued expenses..........................      50,000      445,000
     Assets of discontinued operations...............   1,101,000    1,044,000
     Other liabilities...............................     712,000      413,000
                                                      -----------  -----------
       Total deferred tax asset...................... $ 4,200,000  $ 4,980,000
                                                      ===========  ===========
   Deferred tax liability:
     Liabilities of discontinued operations.......... $  (186,000) $  (190,000)
     Intangibles, net................................  (2,408,000)  (3,610,000)
     Fixed assets and other, net.....................     408,000     (119,000)
                                                      -----------  -----------
       Total deferred tax liability.................. $(2,186,000) $(3,919,000)
                                                      ===========  ===========

20. EARNINGS PER SHARE

  For 1996, the earnings per common and common equivalent shares and earnings per share assuming full dilution were based on the weighted-average shares outstanding (6,645,000). Equivalent shares were not considered due to the anti-dilutive effect in a net loss position. For 1995 and 1994, earnings per common and common equivalent shares were computed based on the weighted average number of common and common equivalent shares outstanding (6,532,000 in 1995 and 6,074,000 in 1994). Shares issuable upon exercise of dilutive stock options are included in the weighted-average number of shares outstanding.

  Earnings per share assuming full dilution, unless antidilutive, are computed based on shares issuable upon exercise of dilutive stock options and conversion of exchangeable, convertible notes. The weighted-average number of common and common equivalent shares outstanding, assuming full dilution, was 6,644,000 in 1995 and 6,392,000 in 1994.

21. UNUSUAL CHARGES

  During the third quarter of 1996, the Company recognized a $15,266,000 pre-tax charge to earnings, primarily associated with the write-off of goodwill and other intangible assets of the Company's "HealthSource" technology outsourcing business unit within its Health Care division. The charge was determined in accordance with SFAS No. 121. The charge was a result of the cancellation of certain customer contracts with the Sisters of Providence Health System. Total revenues derived from these contracts were approximately $11.9 million for the twelve month period ended December 31, 1996. In determining the amount of the impairment charge, the Company compared expected undiscounted future cash flows of the "HealthSource" business unit with the carrying value of the related goodwill and other identifiable intangible assets. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets and as such, the Company recognized an impairment loss equal to the difference between the carrying amount and their estimated fair value. The Company relied upon a discounted cash flow analysis to determine the fair value of such assets. The charge also includes certain other contract re-negotiation and termination costs.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

22. OTHER INCOME

  During the second quarter of 1995, the Company settled a lawsuit for which it had previously established a reserve approximating the original judgement awarded and associated legal expenses. As a result of the settlement, the Company recorded, as other income, $823,000 during the second quarter of 1995. In addition, during the fourth quarter of 1995, the statute of limitations expired on a dispute in which the Company had previously established a reserve. An amount equal to approximately $460,000 associated with this case was recorded as other income.

23. SUBSEQUENT EVENTS

  In March 1997, the Company repurchased 95,000 shares of its common stock, in open market transactions at an average price of $34.45 per share for a total of $3.3 million.

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands, except share data):

                                               THREE MONTHS ENDED (1996)
                                          ------------------------------------
                                          MARCH 31 JUNE 30  SEPT. 30  DEC. 31
                                          -------- -------- --------  --------
   Revenue............................... $ 24,385 $ 24,596 $ 26,266  $ 25,001
   Gross profit..........................    6,464    6,713    7,807     4,830
   Income (loss) from:
     Continuing operations...............    2,200    1,885  (11,236)    1,539
     Discontinued operations, net........      908    2,108      119     1,111
                                          -------- -------- --------  --------
       Net income (loss)................. $  3,108 $  3,993 $(11,117) $  2,650
                                          ======== ======== ========  ========
   Primary earnings (loss) per share on
    net income:
     Continuing operations............... $    .33 $    .29 $  (1.70) $    .21
     Discontinued operations.............      .14      .31      .02       .15
                                          -------- -------- --------  --------
       Total............................. $    .47 $    .60 $  (1.68) $    .36
                                          ======== ======== ========  ========
   Fully diluted earnings (loss) per
    share on
    net income:
     Continuing operations............... $    .33 $    .29 $  (1.70) $    .21
     Discontinued operations.............      .14      .31      .02       .15
                                          -------- -------- --------  --------
       Total............................. $    .47 $    .60 $  (1.68) $    .36
                                          ======== ======== ========  ========

  An unusual charge of $15,266,000 was reflected in the third quarter 1996 results. See Note 21.

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

                      BRC HOLDINGS, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


                                                THREE MONTHS ENDED (1995)
                                            -----------------------------------
                                            MARCH 31 JUNE 30  SEPT. 30  DEC. 31
                                            -------- -------  --------  -------
   Revenue................................  $26,242  $24,811  $27,677   $24,837
   Gross profit...........................    7,287    5,904    8,368     6,479
   Income (loss) from:
     Continuing operations................    2,640    2,627    3,196     2,569
     Discontinued operations, net.........       54     (269)    (448)      326
                                            -------  -------  -------   -------
       Total..............................  $ 2,694  $ 2,358  $ 2,748   $ 2,895
                                            =======  =======  =======   =======
   Primary earnings (loss) per share on
    net income:
     Continuing operations................  $   .41  $   .40  $   .48   $   .39
     Discontinued operations..............      .01     (.04)    (.07)      .05
                                            -------  -------  -------   -------
       Total..............................  $   .42  $   .36  $   .41   $   .44
                                            =======  =======  =======   =======
   Fully diluted earnings (loss) per share
    on
    net income:
     Continuing operations................  $   .41  $   .40  $   .48   $   .39
     Discontinued operations..............      .01     (.04)    (.07)      .05
                                            -------  -------  -------   -------
       Total..............................  $   .42  $   .36  $   .41   $   .44
                                            =======  =======  =======   =======

  Revenues and gross profit for all quarters presented for 1996 and 1995 exclude discontinued operations activity. See Note 12 for unaudited pro forma adjustments made to historical results related to discontinued operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BRC Holdings, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) on page 21 present fairly, in all material respects, the financial position of BRC Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Dallas, Texas
March 7, 1997

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 ADDITIONS
                         BALANCE AT ------------------------------------
                         BEGINNING      CHARGED TO        CHARGED TO                 BALANCE AT
      DESCRIPTION        OF PERIOD  COSTS AND EXPENSES OTHER ACCOUNTS(A) DEDUCTIONS END OF PERIOD
------------------------ ---------- ------------------ ----------------- ---------- -------------
1996:
  Reserve for bad
   debts--accounts and
   notes receivables....  $810,000      $ (40,000)         $ (81,000)       --        $689,000
  Inventory reserves....    57,000         20,000                --         --          77,000
                          --------      ---------          ---------                  --------
    Total...............  $867,000      $ (20,000)         $ (81,000)       --        $766,000
                          ========      =========          =========                  ========
1995:
  Reserve for bad
   debts--accounts and
   notes receivables....  $417,000      $ 761,000          $(368,000)       --        $810,000
  Inventory reserves....   134,000        (55,000)           (22,000)       --          57,000
                          --------      ---------          ---------                  --------
    Total...............  $551,000      $ 706,000          $(390,000)       --        $867,000
                          ========      =========          =========                  ========
1994:
  Reserve for bad
   debts--accounts and
   notes receivables....  $671,000      $(141,000)         $(113,000)       --        $417,000
  Inventory reserves....    70,000         69,000             (5,000)       --         134,000
                          --------      ---------          ---------                  --------
    Total...............  $741,000      $ (72,000)         $(118,000)       --        $551,000
                          ========      =========          =========                  ========

  The valuation and qualifying accounts information above has been reflected net of discontinued operations. See Note 12 to the Consolidated Financial Statements.

--------

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

    *b.  Restated Certificate of Incorporation, as amended, of SWECO, Inc.

    *c.  Certificate of Amendment to the Restated Certificate of
         Incorporation of Cronus Industries, Inc.

    *d. Certificate of Amendment of Certificate of Incorporation of Cronus Industries, Inc.

     e. Certificate of Amendment to the Restated Certificate of Incorporation of Cronus Industries, Inc. (filed as Exhibit (3)d. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     f. Certificate of Correction of the Certificate of Amendment to the Restated Certificate of Incorporation of Cronus Industries, Inc. (filed as Exhibit (3)e. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

     g. Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (filed as Exhibit (3)f. to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, and incorporated herein by reference).

     h. Certificate of Designation, Preferences, Rights and Limitations of 7% Series B Cumulative Convertible Exchangeable Preferred Stock of the Company (filed as Exhibit (3)g. to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference).

    *i.  Certificate of Amendment to the Restated Certificate of
         Incorporation of Cronus Industries, Inc.

    *j.  Certificate of Amendment to the Restated Certificate of
         Incorporation of Business Records Corporation Holding Company.

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

    *b. Purchase and Subscription Agreement entered into as of November 21, 1996 by and among American Information Systems, Inc., AIS Investors, Inc., Business Records Corporation and the Registrant.

     c. Amended and Restated Equity Participation Plans dated July 9, 1990 (filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference).

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

  *(21) Subsidiaries of the Registrant.

  (23) Consent of Certified Public Accountants.

    *a. Consent of Price Waterhouse LLP

  *(27) Financial Data Schedule for the Year Ended December 31, 1996.

    Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
    Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.
--------
* Filed herewith