Form 10-Q
period 1997-03-31
BRC HOLDINGS INC
filed 1997-05-12
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended March 31, 1997

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at March 31, 1997
Common Stock                          7,092,125
$.10 Par Value

      P-ii               BRC HOLDINGS, INC.
                               INDEX

                                                              PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - March 31, 1997 and
               December 31, 1996                                1

               Consolidated Condensed Statements of
               Income - Three Months Ended March 31,
               1997 and 1996                                    2

               Consolidated Condensed Statements of
               Cash Flows - Three Months Ended March 31,
               1997 and 1996                                    3

               Notes to Consolidated Condensed Financial
               Statements                                       4

               Management's Discussion and Analysis             7


Part II.  Other Information                                    10


      P-1             PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                                 March 31,    December 31,
                                                    1997           1996
ASSETS
Current assets:

Cash and cash equivalents. . . . . . . . .     $    501,000    $ 7,089,000
Short-term investments . . . . . . . . . .       30,588,000     33,440,000
Accounts receivable, net . . . . . . . . .       23,525,000     21,417,000
Current portion of installment and
 notes receivable. . . . . . . . . . . . .        7,000,000      7,950,000
Inventories (Note 4) . . . . . . . . . . .        1,324,000      1,462,000
Deferred tax asset . . . . . . . . . . . .        2,945,000      3,099,000
Other current assets . . . . . . . . . . .        5,216,000      5,573,000
  Total current assets . . . . . . . . . .       71,099,000     80,030,000

Property, plant and equipment. . . . . . .       40,692,000     40,033,000
 Less accumulated depreciation . . . . . .      (30,195,000)   (29,017,000)
                                                 10,497,000     11,016,000

Long-term investments. . . . . . . . . . .       38,248,000     24,211,000
Long-term installment and notes
  receivable . . . . . . . . . . . . . . .       13,950,000     13,958,000
Purchased software and databases, net. . .        1,848,000      2,238,000
Goodwill and intangibles, net. . . . . . .       26,352,000     26,833,000
Other assets . . . . . . . . . . . . . . .        1,662,000      1,817,000
Net assets of discontinued operations
 (Note 5). . . . . . . . . . . . . . . . .       14,342,000     18,141,000

Total assets . . . . . . . . . . . . . . .     $177,998,000   $178,244,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable. . . . . . . . . . . . .      $ 2,180,000    $ 2,522,000
 Accrued liabilities . . . . . . . . . . .       20,385,000     18,987,000
 Current portion of capital lease
  obligations. . . . . . . . . . . . . . .          419,000        525,000
  Total current liabilities. . . . . . . .       22,984,000     22,034,000

Long-term capital lease obligations. . . .           39,000         14,000
Deferred tax liability . . . . . . . . . .        1,930,000      2,000,000

Shareholders' Equity:
Common stock . . . . . . . . . . . . . . .          719,000        716,000
Additional paid-in capital . . . . . . . .       80,414,000     79,375,000
Retained earnings. . . . . . . . . . . . .       75,184,000     74,105,000
Treasury stock (Note 7). . . . . . . . . .       (3,272,000)           ---
  Total shareholders' equity . . . . . . .      153,045,000    154,196,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . . . .     $177,998,000   $178,244,000

See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-2               BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                              Three Months Ended March 31,

                                                   1997            1996

Revenues . . . . . . . . . . . . . . . . . .  $ 25,379,000     $ 24,385,000

Cost of products and services. . . . . . . .    18,019,000       17,921,000
Selling, general and administrative. . . . .     5,218,000        3,494,000
                                                23,237,000       21,415,000

Operating profit . . . . . . . . . . . . . .     2,142,000        2,970,000
Interest income, net . . . . . . . . . . . .       957,000          730,000

Income from continuing operations
 before income taxes . . . . . . . . . . . .     3,099,000        3,700,000
Income taxes . . . . . . . . . . . . . . . .     1,233,000        1,500,000

Income from continuing operations. . . . . .     1,866,000        2,200,000
Income (loss) from discontinued
 operations (Note 5) (net of income taxes
 (benefit) of $(524,000) in 1997 and
 606,000 in 1996). . . . . . . . . . . . . .      (787,000)         908,000
Net income . . . . . . . . . . . . . . . . .  $  1,079,000     $  3,108,000

Earnings per share (Note 6):

 Common and common equivalent share:
  Income from continuing operations. . . . .  $        .25     $        .33
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . . .          (.10)             .14
                                              $        .15     $        .47

 Average shares. . . . . . . . . . . . . . .     7,428,000        6,750,000

 Assuming full dilution:
  Income from continuing operations. . . . .  $        .25     $        .33
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . . .          (.10)             .14
                                              $        .15     $        .47

 Average shares. . . . . . . . . . . . . . .     7,428,000        6,750,000


Cash dividends per share . . . . . . . . . .  $        ---     $        ---


See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-3                   BRC HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                   Three Months Ended March 31,
                                                          1997          1996

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .  $   1,079,000 $   3,108,000
  Adjustments to reconcile net income (loss) to
    net cash provided by continuing operations:
    Loss (income) from discontinued operations . .        787,000      (908,000)
    Depreciation and amortization. . . . . . . . .      2,502,000     2,392,000
    Loss on sale of assets . . . . . . . . . . . .         46,000           ---
  Deferred income tax. . . . . . . . . . . . . . .         85,000           ---
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . .     (2,108,000)   (1,365,000)
    Inventories. . . . . . . . . . . . . . . . . .        138,000       (44,000)
    Other assets . . . . . . . . . . . . . . . . .      1,409,000     1,421,000
    Accounts payable . . . . . . . . . . . . . . .       (342,000)     (773,000)
    Other liabilities. . . . . . . . . . . . . . .      1,397,000     2,041,000
    Net cash provided by continuing operations . .      4,993,000     5,872,000
Net cash provided by discontinued operations . . .      2,972,000     2,267,000

Net cash provided by operating activities. . . . .      7,965,000     8,139,000


Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .       (893,000)   (1,416,000)
  Capital expenditures of discontinued operations.        (68,000)     (747,000)
  Purchase of investments. . . . . . . . . . . . .    (19,278,000)   (3,445,000)
  Redemption of investments. . . . . . . . . . . .      7,831,000    11,844,000
  Proceeds from sale of assets . . . . . . . . . .         30,000           ---
  Additions to installment receivables . . . . . .     (1,065,000)   (3,888,000)
  Proceeds from installment receivables. . . . . .      1,394,000       788,000

Net cash (used in) provided by investing activities   (12,049,000)    3,136,000


Cash flows from financing activities:
  Principal payments on capital leases . . . . . .        (80,000)     (478,000)
  Principal payments on notes of discontinued
    operations . . . . . . . . . . . . . . . . . .            ---       (23,000)
  Issuance of common stock . . . . . . . . . . . .        848,000       287,000
  Purchases of treasury stock. . . . . . . . . . .     (3,272,000)          ---

Net cash used in financing activities. . . . . . .     (2,504,000)     (214,000)

Increase (decrease) in cash and cash equivalents .     (6,588,000)   11,061,000
Cash and cash equivalents at beginning of period .   $  7,089,000  $ 10,044,000

Cash and cash equivalents at end of period . . . .   $    501,000  $ 21,105,000


Supplemental disclosures -- Cash payments (receipts) during the first three months of 1997 for income taxes and interest were ($115,000) and $3,000, respectively. Cash payments during the first three months of 1996 for income taxes and interest were $33,000 and $7,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-4                   BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1997 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                              March 31,      December 31,
                                                 1997             1996
     Finished goods. . . . . . . .          $   110,000      $   243,000
     Raw materials and supplies. .            1,214,000        1,219,000
     Net inventories . . . . . . .          $ 1,324,000      $ 1,462,000


5. On November 21, 1996, the Company entered into a definitive agreement to sell the assets of its election business to American Information Systems, Inc., ("AIS") a privately-held information systems company headquartered in Omaha, Nebraska. Accordingly, this business is reported as a discontinued operation for accounting purposes and has been presented in the Consolidated Condensed Balance Sheets as "net assets of discontinued operations" and as "discontinued operations" in the Consolidated Condensed Statements of Income.

     Closing of the transaction is subject to the satisfactory conclusion of a review currently being conducted by the United States Department of Justice, Antitrust Division ("DOJ") pursuant to its authority under the Hart Scott Rodino Antitrust Improvement Act. While the outcome of this review cannot be determined at this time, the Company currently believes the ultimate result will not preclude consummation of the planned transaction.

     Subject to changes in the net book value of the election business through the date of closing, the agreement provides for the payment by AIS of consideration consisting of $35 million in cash, $17.5 million in a subordinated note and 19.9% of the resulting equity of AIS. The Company anticipates recording a pre-tax gain associated with transaction of approximately $30 million.

     The net assets of discontinued operations are summarized as follows
     (000's):

                                                 March 31,     December 31,
                                                   1997           1996

     Current assets. . . . . . . . . . .        $ 12,336        $ 17,029
     Plant and equipment, net. . . . . .           4,287           4,538
     Other assets. . . . . . . . . . . .           2,143           2,187

     Current liabilities . . . . . . . .          (3,790)         (4,983)
     Other liabilities . . . . . . . . .            (634)          ( 630)

     Net assets of discontinued
        operations . . . . . . . . . . .        $ 14,342        $ 18,141

6. Earnings per share for the three months ended March 31, 1997 and 1996, are computed based on the weighted-average number of common and common equivalent shares outstanding for a total of 7,428,000 and 6,750,000 shares, respectively.

     In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. This statement cannot be adopted before the year ending December 31, 1997. However, pro forma earnings per share information computed using this new standard is presented below for the periods ended March 31.

                                                        1997           1996
     Basic earnings per share:
       Income from continuing
         operations. . . . . . . . . . . . . .      $       .26   $       .34
       Income (loss) from discontinued
         operations. . . . . . . . . . . . . .             (.11)          .14
                                                    $       .15   $       .48

       Average shares. . . . . . . . . . . . .        7,156,000     6,456,000

     Diluted earnings per share:
       Income from continuing
         operations. . . . . . . . . . . . . .      $       .25   $       .33
       Income (loss) from discontinued
       operations. . . . . . . . . . . . . . .             (.10)          .14
                                                    $       .15   $       .47

       Average shares. . . . . . . . . . . . .        7,428,000     6,750,000

7. In March, 1997, the Company repurchased 95,000 shares of its common stock, in open market transactions at an average price of $34.45 per share and has recorded treasury stock totalling $3,272,000. In addition, in April and May 1997, the Company repurchased an additional 160,000 shares of its common stock in open market transactions, and 50,000 shares of its common stock in a privately negotiated purchase, at an average price of $33.11 per share for a total of $7.0 million.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing pressures, changes in product and service mix, results of litigation, the timely development and acceptance of new products and services, the outcome of regulatory reviews of the Company's planned divestiture of its election business, changes in customer preferences and inventory risks due to shifts in market demand. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made herein.

Three Months Ended March 31, 1997 and 1996

Revenues from continuing operations for the first quarter of 1997 were approximately $1.0 million, or 4.1%, higher than those reported during the same period last year. Including revenues of the Company's discontinued operations of its election business, revenues for the first quarter of 1997 would have decreased $8.0 million, or 21.1% over the first quarter of 1996. A significant portion of the Company's historical revenues has been derived from election products and services which are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years. The Company believes the divestiture of its election business will result in a less cyclical revenue and earnings trend for the Company. (See Note 5 to the unaudited financial statements). In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed below.

Revenues from health care technology services for the first quarter of 1997 decreased by $3.1 million, or 29%, as compared to the first quarter of 1996. This decrease relates primarily to the loss of certain health care technology outsourcing contracts in the third quarter of 1996. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof. These contracts produced $3.9 million of revenue in the first quarter of 1996. This loss of revenue has been partially offset by increased sales of the Company's automated emergency department systems and information services to its health care customers.

The Company's first quarter revenues associated with government records management were consistent with the first quarter of 1996 at $4.1 million.

Consulting services revenues were $3.5 million for the first quarter of 1997 representing 11.7% of the total revenues. Prior to the fourth quarter of 1996, consulting services did not constitute a significant portion of the Company's business. Increased consulting services revenues can primarily be attributed to the Company's September 1996 acquisition of The Pace Group, Inc., a managed care consulting firm.

The Company's millennium services group, established in the fourth quarter of 1996 to address the Year 2000 conversion consulting needs of customers, was in the start up phase during the first quarter of 1997, and, thus did not contribute revenues to the Company.

First quarter 1997 revenues from election products and services decreased $8.8 million, or 68%, when compared to the first quarter of 1996. This decrease can be partially attributed to reduced customer purchase decisions due to the pending sale of the elections business to American Information Systems, Inc. pursuant to the definitive agreement entered into in November, 1996 (See Note 5 to the unaudited financial statements). The transaction is currently under review by the Anti-trust Division of the United States Department of Justice ("DOJ"). This review combined with the natural two-year business cycle of the election business have contributed to the significant decrease in election products and services revenues.

Revenues from other products and services during the first quarter of 1997 increased $0.1 million when compared to the first quarter of 1996. The Company's Enduro Binders business unit increased revenues by $0.3 million over the first quarter of 1996 while title services reflected a $0.2 million decrease.

The Company's gross margins for the first quarters of 1997 and 1996 were 29% and 27%, respectively. The increase in 1997 gross margin over 1996 can be attributed to cost reductions in the Company's health care division. Selling, general and administrative expenses increased from 14% of revenues in the first quarter of 1996 to 21% of revenues during the first quarter of 1997. This increase primarily relates to additional administrative costs associated with the DOJ's review of the pending sale of the election business, as well as start up costs associated with the Company's millennium services group.

Subsequent Events

Subsequent to March 31, 1997, the Company repurchased an additional 160,000 shares of its common stock in open market transactions, and 50,000 shares of its common stock in a privately negotiated purchase, at an average price of $33.11 per share for a total of $7.0 million. The Company may repurchase its common stock from time to time to offset shares issued in connection with the exercise of employee stock options, as a result of evaluation of alternative investments for its cash balances and for other purposes as may be deemed appropriate by the Board of Directors of the Company.

Liquidity and Capital Resources

At March 31, 1997, the Company had net working capital (total current assets minus total current liabilities) of $48.1 million. This represents a decrease of $9.9 million in the Company's working capital since December 31, 1996. This decrease relates primarily to a $9.4 million reduction in cash equivalents and short-term investments which were invested in long-term instruments. The Company's total current assets were 3.1 times total current liabilities.

Net cash provided by operating activities from continuing operations during the first quarter of 1997 decreased by $0.9 million when compared to the first quarter of 1996. This decrease can be attributed to lagging accounts receivable collections in the first quarter of 1997 and a decrease in accrued employee-related liabilities.

Cash flows from investing activities of continuing operations reflect a net decrease of $15.2 million when compared to the first quarter of 1996. This change is primarily a result of a $15.8 million increase in the amount of marketable securities purchased and a $4.0 million decrease in investment redemptions in 1997 as compared to 1996. This was offset by a net decrease in installment receivables of $2.8 million as compared to the same period last year which can be primarily attributed to a large equipment financing transaction in the first quarter of 1996. In addition, capital expenditures decreased $1.2 million during the first quarter of 1997 when compared to the first quarter of 1996.

Cash flows from financing activities of continuing operations reflect a net decrease of $2.3 million as compared to the first quarter of 1996. This change is primarily a result of treasury stock purchases by the Company in the first quarter of 1997 of $3.3 million offset by additional cash flows from the exercise of employee stock options and a reduction in principal payments on long-term obligations.

The Company currently anticipates continuing positive cash flows from operations and additions to capital associated with employee stock option exercises during the short-term. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be anticipated at this time. At this time, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not maintain an active line of credit.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Currently, the Company holds the majority of its investments in a variety of U.S. Government treasury issues, low-risk money market instruments and tax-exempt municipal bonds. It is the Company's investment policy to hold such instruments until maturity. Due to the foregoing investment profile, the Company believes it currently has minimal market risk associated with its investments.

      P-9                PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
          11.  Computation of Earnings per Share
               a.  For the Three Months Ended March 31, 1997 and 1996.

          27. Financial Data Schedule for the Three Months Ended March 31, 1997. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or
               Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K

          Date of Report        Item(s) reported

          January 6, 1997   Press Release by MatriDigm Corporation; Agreements
                            with MatriDigm Corporation.

          February 2, 1997  Amended Form 8-K:  Amended combined results of BRC
                            Holdings, Inc. and The Pace Group, Inc. for the ten months ended October 31, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BRC HOLDINGS, INC.
                               (Registrant)
                                   By


Date: May 12, 1997          /s/ P. E. Esping
                            P. E. Esping
                            Chairman, Chief Executive Officer
                              and Director (Principal Executive
                              Officer)


Date: May 12, 1997          /s/ J. L. Morrison
                            J. L. Morrison
                            President and Chief Operating Officer


Date: May 12, 1997          /s/ Thomas E. Kiraly
                            Thomas E. Kiraly
                            Chief Financial Officer
                              (Principal Financial Officer and
                               Principal Accounting Officer)

      P-10                                                        EXHIBIT 11a

                        BRC HOLDINGS, INC.
                COMPUTATION OF EARNINGS PER SHARE

                                               Three Months Ended March 31,
                                                     1997          1996
Primary:

Income from continuing operations. . . . . .    $ 1,866,000     $ 2,200,000
Income (loss) from discontinued
  operations . . . . . . . . . . . . . . . .       (787,000)        908,000

Net income . . . . . . . . . . . . . . . . .    $ 1,079,000     $ 3,108,000

Weighted-average number of shares
  outstanding. . . . . . . . . . . . . . . .      7,156,000       6,456,000
Additional weighted-average shares from
  assumed exercise of dilutive stock
  options, net of shares assumed to be
  repurchased with proceeds at average
  market price during the period . . . . . .        272,000         294,000
                                                  7,428,000       6,750,000

Earnings (loss) per common and common
  equivalent share:
  Continuing operations. . . . . . . . . . .    $       .25     $       .33
  Discontinued operations. . . . . . . . . .           (.10)            .14
                                                $       .15     $       .47


Assuming full dilution:

Income from continuing operations. . . . . .    $ 1,866,000     $ 2,200,000
Income (loss) from discontinued
  operations . . . . . . . . . . . . . . . .       (787,000)        908,000

Net income . . . . . . . . . . . . . . . . .    $ 1,079,000     $ 3,108,000

Weighted-average number of shares
  outstanding. . . . . . . . . . . . . . . .      7,156,000       6,456,000
Additional weighted-average shares from
  assumed exercise of dilutive stock
  options, net of shares assumed to be
  repurchased with proceeds at average
  market price during the period . . . . . .        272,000         294,000
                                                  7,428,000       6,750,000

Earnings (loss) per share assuming full
 dilution:
  Continuing operations. . . . . . . . . . .    $       .25     $       .33
  Discontinued operations. . . . . . . . . .           (.10)            .14
                                                $       .15     $       .47