Form 10-Q
period 1997-06-30
BRC HOLDINGS INC
filed 1997-08-13
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended June 30, 1997

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                    Outstanding at June 30, 1997
Common Stock                          6,894,621
$.10 Par Value

                        BRC HOLDINGS, INC.


                              INDEX


                                                                 PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - June 30, 1997 and
               December 31, 1996                                  1

               Consolidated Condensed Statements
               of Income - Three Months Ended
               June 30, 1997 and 1996                             2

               Consolidated Condensed Statements of
               Income - Six Months Ended June 30,
               1997 and 1996                                      3

               Consolidated Condensed Statements of
               Cash Flows - Six Months Ended June 30,
               1997 and 1996                                      4

               Notes to Consolidated Condensed Financial
               Statements                                         5

               Management's Discussion and Analysis               8


Part II.  Other Information                                      13


      P-1          PART I.  FINANCIAL INFORMATION


                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                                 June 30,      December 31,
                                                   1997            1996
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . . .      $ 8,420,000    $ 7,089,000
Short-term investments . . . . . . . . . .       27,498,000     33,440,000
Accounts receivable, net . . . . . . . . .       22,087,000     21,417,000
Current portion of installment and
 notes receivable. . . . . . . . . . . . .        5,316,000      7,950,000
Inventories (Note 4) . . . . . . . . . . .        1,363,000      1,462,000
Deferred tax asset . . . . . . . . . . . .        2,791,000      3,099,000
Other current assets . . . . . . . . . . .        3,025,000      5,573,000
  Total current assets . . . . . . . . . .       70,500,000     80,030,000

Property, plant and equipment. . . . . . .       41,591,000     40,033,000
 Less accumulated depreciation . . . . . .      (31,492,000)   (29,017,000)
                                                 10,099,000     11,016,000

Long-term investments. . . . . . . . . . .       34,570,000     24,211,000
Long-term installment and notes
  receivable . . . . . . . . . . . . . . .       12,036,000     13,958,000
Purchased software and databases, net. . .        1,710,000      2,238,000
Goodwill and intangibles, net. . . . . . .       26,898,000     26,833,000
Other assets . . . . . . . . . . . . . . .        1,593,000      1,817,000
Net assets of discontinued operations
 (Note 5). . . . . . . . . . . . . . . . .       14,880,000     18,141,000

Total assets . . . . . . . . . . . . . . .     $172,286,000   $178,244,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities

 Accounts payable. . . . . . . . . . . . .      $ 2,157,000    $ 2,522,000
 Accrued liabilities . . . . . . . . . . .       18,923,000     18,987,000
 Current portion of capital lease
  obligations. . . . . . . . . . . . . . .          138,000        525,000
  Total current liabilities. . . . . . . .       21,218,000     22,034,000

Long-term capital lease obligations. . . .              ---         14,000
Deferred tax liability . . . . . . . . . .        1,861,000      2,000,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . . . .          719,000        716,000
Additional paid-in capital . . . . . . . .       80,414,000     79,375,000
Retained earnings (Note 7) . . . . . . . .       77,896,000     74,105,000
Treasury stock (Note 7). . . . . . . . . .       (9,822,000)           ---
  Total shareholders' equity . . . . . . .      149,207,000    154,196,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . . . .     $172,286,000   $178,244,000



See accompanying Notes to the Consolidated Condensed Financial Statements.


      P-2               BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                              Three Months Ended June 30,

                                                   1997         1996


Revenues . . . . . . . . . . . . . . . . . .  $ 27,755,000  $ 24,596,000

Cost of products and services. . . . . . . .    18,618,000    17,882,000
Selling, general and administrative. . . . .     5,572,000     4,386,000
                                                24,190,000    22,268,000

Operating profit . . . . . . . . . . . . . .     3,565,000     2,328,000
Interest income, net . . . . . . . . . . . .     1,042,000       781,000

Income from continuing operations
 before income taxes . . . . . . . . . . . .     4,607,000     3,109,000
Income taxes . . . . . . . . . . . . . . . .     1,841,000     1,224,000

Income from continuing operations. . . . . .     2,766,000     1,885,000
Income from discontinued operations
 (Note 5) (net of income taxes of $4,000 in
 1997 and $1,405,000 in 1996). . . . . . . .         6,000     2,108,000
Net income . . . . . . . . . . . . . . . . .   $ 2,772,000   $ 3,993,000


Earnings per share (Note 6):

 Common and common equivalent share:
  Income from continuing operations. . . . .   $       .39   $       .29
  Income from discontinued operations. . . .           .00           .31
                                               $       .39   $       .60

 Average shares. . . . . . . . . . . . . . .     7,043,000     6,755,000

 Assuming full dilution:
  Income from continuing operations. . . . .   $       .39   $       .29
  Income from discontinued operations. . . .           .00           .31
                                               $       .39   $       .60

 Average shares. . . . . . . . . . . . . . .     7,108,000     6,755,000


Cash dividends per share . . . . . . . . . .   $       ---   $       ---



See accompanying Notes to the Consolidated Condensed Financial Statements.


      P-3                   BRC HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)


                                                Six Months Ended June 30,

                                                   1997           1996


Revenues . . . . . . . . . . . . . . . .       $ 53,134,000   $ 48,981,000

Cost of products and services. . . . . .         36,637,000     35,804,000
Selling, general and administrative. . .         10,790,000      7,879,000
                                                 47,427,000     43,683,000

Operating profit . . . . . . . . . . . .          5,707,000      5,298,000
Interest income, net . . . . . . . . . .          1,999,000      1,511,000

Income from continuing operations
 before income taxes . . . . . . . . . .          7,706,000      6,809,000
Income taxes . . . . . . . . . . . . . .          3,074,000      2,724,000

Income from continuing operations. . . .          4,632,000      4,085,000
Income (loss) from discontinued
 operations (Note 5) (net of income tax
 (benefit) expense of $(520,000) in
 1997 and $2,011,000 in 1996). . . . . .           (781,000)     3,016,000
Net income . . . . . . . . . . . . . . .       $  3,851,000   $  7,101,000


Earnings per share (Note 6):

 Common and common equivalent share:
  Income from continuing operations. . .       $        .64   $        .62
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . .               (.11)           .45
                                               $        .53   $       1.07

 Average shares. . . . . . . . . . . . .          7,198,000      6,744,000

 Assuming full dilution:
  Income from continuing operations. . .       $        .64   $        .62
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . .               (.11)           .45
                                               $        .53   $       1.07

 Average shares. . . . . . . . . . . . .          7,214,000      6,744,000


Cash dividends per share . . . . . . . .       $        ---   $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-4                   BRC HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                      Six Months Ended June 30,

                                                          1997          1996
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .   $   3,851,000 $   7,101,000
  Adjustments to reconcile net income to
    net cash provided by continuing operations:
    Loss (income) from discontinued
      operations . . . . . . . . . . . . . . . .         781,000    (3,016,000)
    Depreciation and amortization. . . . . . . .       5,731,000     4,506,000
    Loss (gain) on sale of assets. . . . . . . .         145,000       (36,000)
  Deferred income tax. . . . . . . . . . . . . .         330,000           ---
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . .         (25,000)     (437,000)
    Inventories. . . . . . . . . . . . . . . . .          99,000       489,000
    Other assets . . . . . . . . . . . . . . . .       2,252,000     1,152,000
    Accounts payable . . . . . . . . . . . . . .        (450,000)       39,000
    Other liabilities. . . . . . . . . . . . . .        (320,000)      414,000
    Net cash provided by continuing operations .      12,394,000    10,212,000
Net cash provided by discontinued operations . .       3,209,000     2,267,000

Net cash provided by operating activities. . . .      15,603,000    12,479,000

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . .      (1,899,000)   (2,053,000)
  Capital expenditures of discontinued
    operations . . . . . . . . . . . . . . . . .         (28,000)   (1,465,000)
  Purchase of investments. . . . . . . . . . . .     (30,651,000)  (31,291,000)
  Redemption of investments. . . . . . . . . . .      25,612,000    21,975,000
  Proceeds from sale of assets . . . . . . . . .          47,000        49,000
  Acquired businesses. . . . . . . . . . . . . .      (1,543,000)          ---
  Additions to installment receivables . . . . .      (1,186,000)   (6,756,000)
  Proceeds from installment receivables. . . . .       4,845,000     1,727,000

Net cash used in investing activities. . . . . .      (4,803,000)  (17,814,000)

Cash flows from financing activities:
  Principal payments on capital leases . . . . .        (411,000)     (608,000)
  Principal payments on notes of discontinued
    operations . . . . . . . . . . . . . . . . .          10,000           ---
  Issuance of common stock . . . . . . . . . . .       1,157,000     1,120,000
  Purchases of treasury stock. . . . . . . . . .     (10,225,000)          ---

Net cash (used in) provided by financing
  activities . . . . . . . . . . . . . . . . . .      (9,469,000)      512,000

Increase (decrease) in cash and cash equivalents       1,331,000    (4,823,000)
Cash and cash equivalents at beginning of period       7,089,000    10,059,000

Cash and cash equivalents at end of period . . .     $ 8,420,000   $ 5,236,000

Supplemental disclosures -- Cash (receipts) payments during the first six months of 1997 for income taxes and interest were ($110,000) and $16,000, respectively. Cash payments during the first six months of 1996 for income taxes and interest were $3,337,000 and $59,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-5                BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997 and the results of operations and cash flows for the six months ended June 30, 1997 and 1996. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1997 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                            June 30,       December 31,
                                              1997             1996
     Finished goods. . . . . . . . . .  $   119,000       $   243,000
     Raw materials and supplies. . . .    1,244,000         1,219,000
     Net inventories . . . . . . . . .  $ 1,363,000       $ 1,462,000


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

     Subject to changes in the net book value of the election business through the date of closing, the agreement provides for the payment by AIS of consideration consisting of $35 million in cash, $17.5 million in a subordinated note and 19.9% of the resulting equity of AIS. The Company anticipates recording a pre-tax gain associated with this transaction.

     The net assets of discontinued operations are summarized as follows
     (000's):
                                             June 30,       December 31,
                                               1997            1996

     Current assets. . . . . . . . . . .     $ 12,467        $ 17,029
     Plant and equipment, net. . . . . .        4,543           4,538
     Other assets. . . . . . . . . . . .        2,054           2,187

     Current liabilities . . . . . . . .       (3,561)         (4,983)
     Other liabilities . . . . . . . . .         (623)          ( 630)

     Net assets of discontinued
        operations . . . . . . . . . . .     $ 14,880        $ 18,141


6. In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. This statement cannot be adopted prior to the Company's financial statements as of and for the year ending December 31, 1997. However, pro forma earnings per share information computed using this new standard is presented below for the periods ended June 30.

                                              Three Months Ended June 30,
                                                  1997          1996
     Basic earnings per share:
       Income from continuing
         operations. . . . . . . . . . . .    $       .40   $       .29
       Income from discontinued
         operations. . . . . . . . . . . .            .00           .33
                                              $       .40   $       .62

       Average shares. . . . . . . . . . .      6,950,000     6,477,000

     Diluted earnings per share:
       Income from continuing
         operations. . . . . . . . . . . .    $       .39   $       .29
       Income from discontinued
         operations. . . . . . . . . . . .            .00           .31
                                              $       .39   $       .60

       Average shares. . . . . . . . . . .      7,108,000     6,755,000

                                               Six Months Ended June 30,
                                                  1997          1996
     Basic earnings per share:
       Income from continuing
         operations. . . . . . . . . . . .    $       .66   $       .63
       Income (loss) from discontinued
         operations. . . . . . . . . . . .           (.11)          .47
                                              $       .55   $      1.10

       Average shares. . . . . . . . . . .      7,053,000     6,467,000

     Diluted earnings per share:
       Income from continuing
         operations. . . . . . . . . . . .    $       .64   $       .62
       Income (loss) from discontinued
         operations. . . . . . . . . . . .           (.11)          .45
                                              $       .53   $      1.07

       Average shares. . . . . . . . . . .      7,214,000     6,744,000


7. During the first six months of 1997, the Company repurchased 255,000 shares of its common stock, in open market transactions, at an average price of $33.53 per share, and 50,000 shares of its common stock in a privately negotiated purchase at $33.50 per share. In the second quarter of 1997, common stock was issued from treasury upon exercise of 12,500 employee stock options. In connection with these exercise transactions, the difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $61,000 was charged to retained earnings. At June 30, 1997, the Company reflects treasury stock of $9,822,000.

8. On May 28, 1997, the Company purchased the assets and operations of Code Rite, Inc., a Fort Worth, Texas provider of health care coding and transcription services, for $1.5 million. In connection with the purchase, the Company recorded $1.0 million of goodwill which will be amortized over 15 years. Code Rite had annual revenues of approximately $2.7 million.

9. On July 31, 1997, the Company acquired the assets and operations of Management Consulting Solutions, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. The purchase price will be adjusted based on the final determination of changes in working capital subsequent to April 30, 1997 through the closing date. This business unit had revenues of approximately $5.6 million for the twelve months ended June 30, 1997. MCSI was a subsidiary of North Pittsburgh Systems, Inc., a publicly-traded telecommunications company.

     In addition, effective July 31, 1997, the Company divested of its title services business unit for a purchase price of $6.0 million, and other consideration, to Title Records Corporation ("TRC"), a subsidiary of Government Records Services, Inc., a privately-owned Dallas-based Company. TRC issued to the Company a $6.0 million promissory note bearing interest at 9% per annum. Based upon the Company's historical accounting treatment for sales of title plants and the repayment of the note being dependent on future successful operations of the buyers, BRC will recognize the gain on the divestiture on the installment basis of accounting. This business unit had revenues of $5.1 million for the twelve months ended
     December 31, 1996, and $2.4 million for the first six months of 1997.

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

Three Months Ended June 30, 1997 and 1996

Revenues from continuing operations for the second quarter of 1997 were approximately $3.2 million, or 12.8%, higher than those reported during the same period in the prior year. This increase can be attributed to revenues associated with government technology outsourcing activities which grew $1.8 million, or 33%, and consulting services revenues of $4.0 million related to the Company's acquisition of a managed-care consulting firm in the second half of 1996. These increases were offset somewhat by a $2.4 million decrease on revenues from health care technology services.

Including revenues associated with the Company's discontinued operations of its election business, revenues for the second quarter of 1997 would have decreased $3.6 million, or 9.6% compared to the second quarter of 1996. A significant portion of the Company's historical revenues has been derived from election products and services which are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years. The Company believes the divestiture of its election business will result in a less cyclical revenue and earnings trend for the Company. (See Note 5 to the unaudited financial statements). In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed below.

Revenues from government technology outsourcing services for the second quarter of 1997 increased $1.8 million, or 33%, when compared to the second quarter of 1996. Increased revenues relate primarily to the initiation of outsourcing services to the City of Riverside, California pursuant to a contract signed in December of 1996, and to increased sales of computer hardware to existing customers upgrading their systems to newer technologies.

Revenues from health care technology services for the second quarter of 1997 decreased by $2.4 million, or 22%, as compared to the second quarter of 1996. This decrease relates primarily to the loss of certain health care technology outsourcing contracts in the fourth quarter of 1996. These contracts produced $3.6 million of revenue during the second quarter of 1996. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof. This loss of revenue was partially offset for the second quarter of 1997 by increased sales of the Company's automated emergency department systems and information services to its health care customers.

On May 28, 1997, the Company purchased the assets and operations of Code Rite, Inc., a Fort Worth, Texas provider of health care coding and transcription services for $1.5 million. The Company believes this purchase will compliment our emergency department software product and information services currently provided to health care customers. Code Rite had annual revenues of approximately $2.7 million at the time of its acquisition.

The Company's second quarter revenues associated with government records management decreased $0.3 million, or 5%, when compared to the second quarter of 1996. Revenues from indexing services were up 44% while packaged services and other government service revenues were down 24%.

Consulting services revenues were $4.0 million for the second quarter of 1997 representing 14.5% of revenues from continuing operations. Prior to the fourth quarter of 1996, consulting services did not constitute a significant portion of the Company's business. Increased consulting services revenues can primarily be attributed to the Company's September 1996 acquisition of The Pace Group, Inc., a managed-care consulting firm.

The Company's millennium services group, established in the fourth quarter of 1996 to address the Year 2000 conversion consulting needs of customers, was in the start-up phase during the first half of 1997, and, thus did not contribute revenues to the Company.

Second quarter 1997 revenues from election products and services decreased $6.8 million, or 51%, when compared to the second quarter of 1996. This decrease can be partially attributed to fewer customer purchase decisions due to the pending sale of the elections business to American Information Systems, Inc. pursuant to the definitive agreement entered into in November, 1996 (See Note 5 to the unaudited financial statements) and to the normal two year sales cycle of these products. Specifically, full service election revenues and ballots sales have decreased $3.8 million, or 91%, and $1.5 million, or 63%, respectively, when compared to the second quarter of 1996. The divestiture of the elections business is currently under review by the Anti-trust Division of the United States Department of Justice ("DOJ").

Revenues from other products and services during the second quarter of 1997 were consistent at $3.1 million when compared to the second quarter of 1996.

The Company's gross margins for the second quarters of 1997 and 1996 were 33% and 27%, respectively. The increase in 1997 gross margin over 1996 can primarily be attributed to cost reductions in the Company's health care technology services and government records management divisions. Additionally, margins in the Company's health care technology services division increased due to additional sales of packaged software which typically provide higher gross margins than the traditional outsourcing services provided by the division. Selling, general and administrative expenses increased from 18% of revenues in the second quarter of 1996 to 20% of revenues during the second quarter of 1997. This increase primarily relates to additional administrative costs associated with the DOJ's review of the pending sale of the election business, as well as start up costs associated with the Company's millennium services group.

Six Months Ended June 30, 1997 and 1996

Revenues from continuing operations for the first half of 1997 were approximately $4.2 million, or 8.5%, higher than those reported during the same period last year. Including revenues associated with the Company's discontinued operations of its election business, revenues for the first half of 1997 would have decreased $11.6 million, or 15.4%, compared to the first six months of 1996. A significant portion of the Company's historical revenues has been derived from election products and services which are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years. The Company believes the divestiture of its election business will result in a less cyclical revenue and earnings trend for the Company.
(See Note 5 to the unaudited financial statements). In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed below.

Revenues from government technology outsourcing services for the first six months of 1997 increased $2.5 million, or 21%, when compared to the first half of 1996. As previously discussed, additional revenues can be attributed to the newly acquired outsourcing services contract with the City of Riverside, California signed in December,1996, and to increased sales of computer hardware to existing customers upgrading their systems to new technologies.

Revenues from health care technology services for the first six months of 1997 decreased by $5.6 million, or 26%, as compared to the first half of 1996. This decrease relates primarily to the loss of certain health care technology outsourcing contracts in the fourth quarter of 1996. These contracts produced $6.9 million of revenue in the first six months of 1996. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof. This loss of revenue has been partially offset by a $1.7 million increase in sales of the Company's automated emergency department systems and information services to its health care customers.

The Company's revenues associated with government records management for the first six months of 1997 decreased $0.3 million, or 4%, when compared to the first half of 1996. As stated in the previous discussion, indexing services revenues for the first six months of 1997 increased while packaged services and other government records management revenues decreased when compared to the first half of 1996.

Consulting services revenues were $7.5 million for the first six months of 1997 representing 14.1% of revenues from continuing operations. Prior to the fourth quarter of 1996, consulting services did not constitute a significant portion of the Company's business. Increased consulting services revenues can primarily be attributed to the Company's September 1996 acquisition of The Pace Group, Inc.

The Company's millennium services group, established in the fourth quarter of 1996 to address the Year 2000 conversion consulting needs of customers, was in the start up phase during the first half of 1997, and, thus did not contribute revenues to the Company.

In the first six months of 1997, revenues from election products and services decreased $15.7 million, or 60%, when compared to the first six months of 1996. This decrease can be partially attributed to fewer customer purchase decisions due to the pending sale of the elections business to American Information Systems, Inc. pursuant to the definitive agreement entered into in November, 1996 (See Note 5 to the unaudited financial statements) and to the normal two year sales cycle of these products. During the first six months of 1997, computerized elections systems reflected a $6.2 million, or 77%, decrease in sales when compared to the first half of 1996. Likewise, elections supplies sales, including ballots, and full service election revenues decreased $4.9 million, or 64%, and $3.9 million, or 84%, respectively.

During the first half of 1997, revenues from other products and services increased $0.1 million, or 1%, when compared to the first six months of 1996. The Company's Enduro Binders business unit increased revenues by $0.5 million when compared to the first half of 1996, while title services reflected a $0.3 million decrease.

The Company's gross margins for the first six months of 1997 and 1996 were 31% and 27%, respectively. The increase in 1997 gross margin over 1996 can be attributed to cost reductions in the Company's health care technology services and government records management divisions. Additionally, the health care technology services division experienced a $1.7 million increase in sales associated primarily with its higher margin emergency room software when compared to 1996. Selling, general and administrative expenses increased from 16% of revenues in the second quarter of 1996 to 20% of revenues during the second quarter of 1997. This increase primarily relates to additional administrative costs associated with the DOJ's review of the pending sale of the election business, as well as start up costs associated with the Company's millennium services group.

Subsequent Events

On July 31, 1997, the Company acquired the assets and operations of Management Consulting Solutions, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. MCSI had revenues of approximately $5.6 million for the twelve months ended June 30, 1997. MCSI was a subsidiary of North Pittsburgh Systems, Inc., a publicly-traded telecommunications company.

In addition, effective July 31, 1997, the Company sold its title services business unit for a purchase price of $6.0 million, and other consideration, to Title Records Corporation, a subsidiary of Government Records Services, Inc., a privately-owned Dallas-based Company. This business unit, which provides certain title companies in North Central Texas with title plant update services, had revenues of $5.1 million for the twelve months ended December 31, 1996, and $2.4 million for the first six months of 1997 (See Note 9 to the unaudited financial statements).

Liquidity and Capital Resources

At June 30, 1997, the Company had net working capital (total current assets minus total current liabilities) of $49.3 million. This represents a decrease of $8.7 million in the Company's working capital since December 31, 1996. This decrease relates to a $4.6 million reduction in cash equivalents and short-term investments which were invested in long-term instruments. In addition, the current portion of notes receivable decreased by $2.6 million. Of this amount, $1.1 million is attributable to receivables collected in the first half of 1997 on notes receivable, and $0.6 million is attributable to write offs of notes receivable. The Company's total current assets were 3.3 times total current liabilities.

Net cash provided by operating activities from continuing operations during the first half of 1997 increased by $2.2 million when compared to the first half of 1996. This increase can be primarily attributed to the strong operational results of the Company during the first six months of 1997 after adding back non-cash expenses into net income.

Cash flows expended for investing activities of continuing operations (excluding capital expenditures of discontinued operations) reflect a net decrease of $11.6 million when compared to the second quarter of 1996. This change is a result of a $3.6 million increase in investment redemptions in 1997 as compared to 1996, and a net decrease in installment receivables of $8.7 million as compared to the same period last year. Additions to installment receivables in the first half of 1996 exceeded additions in 1997 by $5.6 million due to a large equipment financing transaction in the second quarter of 1996.

Cash flows from financing activities of continuing operations reflect a net decrease of $10.0 million as compared to the first six months of 1996. This change is primarily a result of treasury stock purchases by the Company in the second quarter of 1997 of $10.2 million offset by a reduction in principal payments on long-term obligations.

The Company currently anticipates continuing positive cash flows from operations and additions to capital associated with employee stock option exercises in the short-term. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be anticipated at this time. Currently, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not maintain an active line of credit.

                        PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
          11.  Computation of Earnings per Share
               a.  For the Three Months Ended June 30, 1997 and 1996.
               b.  For the Six Months Ended June 30, 1997 and 1996.

          27. Financial Data Schedule for the Six Months Ended June 30, 1997. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K

          During the period from April 1, 1997 through June 30, 1997 the Company did not file a Current Report on Form 8-K.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRC HOLDINGS, INC.

                                       (Registrant)

                                            By

Date: August 13, 1997                /s/ P. E. Esping
                                     P. E. Esping
                                     Chairman, Chief Executive Officer
                                       and Director (Principal Executive
                                       Officer)


Date: August 13, 1997                /s/ J. L. Morrison
                                     J. L. Morrison
                                     President and Chief Operating Officer


Date: August 13, 1997                /s/ Thomas E. Kiraly
                                     Thomas E. Kiraly
                                     Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)