Form 10-Q
period 1997-09-30
BRC HOLDINGS INC
filed 1997-11-13
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1997

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class               Outstanding at September 30, 1997
Common Stock                          6,905,817
$.10 Par Value

      P-ii              BRC HOLDINGS, INC.

                              INDEX

                                                                 PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - September 30, 1997 and
               December 31, 1996                                  1

               Consolidated Condensed Statements
               of Income - Three Months Ended
               September 30, 1997 and 1996                        2

               Consolidated Condensed Statements of
               Income - Nine Months Ended September 30,
               1997 and 1996                                      3

               Consolidated Condensed Statements of
               Cash Flows - Nine Months Ended September 30,
               1997 and 1996                                      4

               Notes to Consolidated Condensed Financial
               Statements                                         5

               Management's Discussion and Analysis               9


Part II.  Other Information                                      14

      P-1          PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                                September 30,    December 31,
                                                    1997             1996
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . . .     $ 15,148,000      $  7,089,000
Short-term investments . . . . . . . . . .       24,067,000        33,440,000
Accounts receivable, net . . . . . . . . .       21,980,000        21,417,000
Current portion of installment and
 notes receivable. . . . . . . . . . . . .        6,237,000         7,950,000
Inventories (Note 4) . . . . . . . . . . .        1,685,000         1,462,000
Deferred tax asset . . . . . . . . . . . .        2,637,000         3,099,000
Other current assets . . . . . . . . . . .        2,176,000         5,573,000
  Total current assets . . . . . . . . . .       73,930,000        80,030,000

Property, plant and equipment. . . . . . .       39,936,000        40,033,000
 Less accumulated depreciation . . . . . .      (28,946,000)      (29,017,000)
                                                 10,990,000        11,016,000

Long-term investments. . . . . . . . . . .       34,350,000        24,211,000
Long-term installment and notes
  receivable . . . . . . . . . . . . . . .       12,819,000        13,958,000
Purchased software and databases, net. . .          326,000         2,238,000
Goodwill and intangibles, net. . . . . . .       28,140,000        26,833,000
Other assets . . . . . . . . . . . . . . .        3,202,000         1,817,000
Net assets of discontinued operations
 (Note 5). . . . . . . . . . . . . . . . .       12,199,000        18,141,000

Total assets . . . . . . . . . . . . . . .     $175,956,000      $178,244,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities

 Accounts payable. . . . . . . . . . . . .     $  2,503,000      $  2,522,000
 Accrued liabilities . . . . . . . . . . .       18,940,000        18,987,000
 Current portion of capital lease
  obligations. . . . . . . . . . . . . . .          336,000           525,000
  Total current liabilities. . . . . . . .       21,779,000        22,034,000

Long-term capital lease obligations. . . .          219,000            14,000
Deferred tax liability . . . . . . . . . .        1,792,000         2,000,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . . . .          719,000           716,000
Additional paid-in capital . . . . . . . .       80,414,000        79,375,000
Retained earnings (Note 7) . . . . . . . .       80,494,000        74,105,000
Treasury stock (Note 7). . . . . . . . . .       (9,461,000)              ---
  Total shareholders' equity . . . . . . .      152,166,000       154,196,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . . . .     $175,956,000      $178,244,000

See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-2               BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                                                Three Months Ended September 30,

                                                    1997             1996

Revenues . . . . . . . . . . . . . . . . .     $ 26,321,000      $ 26,266,000

Cost of products and services. . . . . . .       18,985,000        18,459,000
Selling, general and administrative. . . .        4,492,000         5,030,000
Unusual Charges (See Note 9) . . . . . . .              ---        15,266,000
                                                 23,477,000        38,755,000

Operating profit (loss). . . . . . . . . .        2,844,000       (12,489,000)
Interest income, net . . . . . . . . . . .        1,044,000         1,063,000

Income (loss) from continuing operations
 before income taxes . . . . . . . . . . .        3,888,000       (11,426,000)
Income taxes . . . . . . . . . . . . . . .        1,565,000          (190,000)

Income (loss) from continuing operations          2,323,000       (11,236,000)
Income from discontinued operations
 (Note 5) (net of income taxes of
 $160,000 in 1997 and $79,000 in 1996) . .          241,000           119,000
Net income . . . . . . . . . . . . . . . .     $  2,564,000      $(11,117,000)


Earnings per share (Note 6):

 Common and common equivalent share:
  Income (loss) from continuing
    operations . . . . . . . . . . . . . .     $        .33      $      (1.70)
  Income from discontinued operations. . .              .03               .02
                                               $        .36      $      (1.68)

 Average shares. . . . . . . . . . . . . .        7,026,000         6,606,000

 Assuming full dilution:
  Income (loss) from continuing
    operations . . . . . . . . . . . . . .     $        .33      $      (1.70)
  Income from discontinued operations. . .              .03               .02
                                               $        .36      $      (1.68)

 Average shares. . . . . . . . . . . . . .        7,081,000         6,606,000


Cash dividends per share . . . . . . . . .     $        ---      $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.


      P-3                   BRC HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                               Nine Months Ended September 30,

                                                   1997              1996

Revenues . . . . . . . . . . . . . . . . .     $ 79,455,000      $ 75,247,000

Cost of products and services. . . . . . .       55,622,000        54,263,000
Selling, general and administrative. . . .       15,282,000        12,910,000
Unusual charges (See Note 9) . . . . . . .              ---        15,266,000
                                                 70,904,000        82,439,000

Operating profit (loss). . . . . . . . . .        8,551,000        (7,192,000)
Interest income, net . . . . . . . . . . .        3,043,000         2,575,000

Income (loss) from continuing operations
 before income taxes . . . . . . . . . . .       11,594,000        (4,617,000)
Income taxes . . . . . . . . . . . . . . .        4,639,000         2,534,000

Income (loss) from continuing operations .        6,955,000        (7,151,000)
Income (loss) from discontinued
 operations (Note 5) (net of income tax
 (benefit) expense of $(360,000) in 1997
 and $2,090,000 in 1996) . . . . . . . . .         (540,000)        3,135,000
Net income (loss). . . . . . . . . . . . .     $  6,415,000      $ (4,016,000)


Earnings per share (Note 6):

 Common and common equivalent share:
  Income (loss) from continuing
    operations . . . . . . . . . . . . . .     $        .97      $      (1.10)
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . .             (.07)              .48
                                               $        .90      $      (0.62)

 Average shares. . . . . . . . . . . . . .        7,141,000         6,513,000

 Assuming full dilution:
  Income from continuing operations. . . .     $        .97      $      (1.10)
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . .             (.07)              .48
                                               $        .90      $      (0.62)

 Average shares. . . . . . . . . . . . . .        7,184,000         6,513,000


Cash dividends per share . . . . . . . . .     $        ---      $        ---


See accompanying Notes to the Consolidated Condensed Financial Statements.


      P-4                   BRC HOLDINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                            Nine Months Ended September 30,
                                                         1997          1996

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .  $  6,415,000  $ (4,016,000)
  Adjustments to reconcile net income to
    net cash provided by continuing operations:
    Loss (income) from discontinued operations . .       540,000    (3,135,000)
    Depreciation and amortization. . . . . . . . .     7,358,000     7,174,000
    Loss (gain) on disposition of assets . . . . .       269,000      (456,000)
    Unusual charges. . . . . . . . . . . . . . . .           ---    15,266,000
  Deferred income tax. . . . . . . . . . . . . . .       256,000      (187,000)
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . .     3,259,000    (3,208,000)
    Inventories. . . . . . . . . . . . . . . . . .      (223,000)       38,000
    Other assets . . . . . . . . . . . . . . . . .       417,000    (1,278,000)
    Accounts payable . . . . . . . . . . . . . . .      (663,000)     (960,000)
    Other liabilities. . . . . . . . . . . . . . .    (1,422,000)    1,594,000
    Net cash provided by continuing operations . .    16,206,000    10,832,000
Net cash provided by discontinued operations . . .     7,808,000     8,411,000

Net cash provided by operating activities. . . . .    24,014,000    19,243,000

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .    (2,470,000)   (3,214,000)
  Capital expenditures of discontinued operations.    (1,038,000)   (2,048,000)
  Purchase of investments. . . . . . . . . . . . .   (38,446,000)  (39,736,000)
  Redemption of investments. . . . . . . . . . . .    37,024,000    26,976,000
  Proceeds from sale of assets . . . . . . . . . .           ---        98,000
  Acquired businesses. . . . . . . . . . . . . . .    (4,824,000)      774,000
  Additions to installment receivables . . . . . .    (1,686,000)   (8,117,000)
  Proceeds from installment receivables. . . . . .     4,605,000     2,691,000

Net cash used in investing activities. . . . . . .    (6,835,000)  (22,576,000)

Cash flows from financing activities:
  Principal payments on capital leases . . . . . .      (424,000)     (624,000)
  Principal payments on notes of discontinued
    operations . . . . . . . . . . . . . . . . . .           ---       (93,000)
  Issuance of common and treasury stock. . . . . .     1,529,000     1,266,000
  Purchases of treasury stock. . . . . . . . . . .   (10,225,000)          ---

Net cash (used in) provided by financing
  activities . . . . . . . . . . . . . . . . . . .    (9,120,000)      549,000

Increase (decrease) in cash and cash equivalents .     8,059,000    (2,784,000)
Cash and cash equivalents at beginning of period .     7,089,000    10,059,000

Cash and cash equivalents at end of period . . . .  $ 15,148,000  $  7,275,000

Supplemental disclosures -- Cash payments during the first nine months of 1997 for income taxes and interest were $1,054,000 and $22,000, respectively. Cash payments during the first nine months of 1996 for income taxes and interest were $6,242,000 and $70,000, respectively. See Note 8 for supplemental disclosure of non-cash activity.

See accompanying Notes to the Consolidated Condensed Financial Statements.

      P-5               BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997 and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications between current income tax and deferred income tax may be necessary at December 31, 1997 to reflect the annual computation of differences between book and tax income.

3. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

4.   Inventories consist of the following:
                                               September 30,     December 31,
                                                    1997             1996
     Finished goods. . . . . . . . .           $    148,000      $   243,000
     Raw materials and supplies. . .              1,537,000        1,219,000
     Net inventories . . . . . . . .           $  1,685,000      $ 1,462,000


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

     The original terms of this transaction provided for the payment by AIS of consideration consisting of $35 million in cash, $17.5 million in a subordinated note and 19.9% of the resulting equity of AIS. The terms of the purchase are subject to changes based on modifications to the transaction necessitated by the DOJ review and changes in the net book value of the election business through the date of closing. The Company anticipates recording a pre-tax gain associated with this transaction.

     The net assets of discontinued operations are summarized as follows
     (000's):
                                             September 30,    December 31,
                                                 1997             1996

     Current assets. . . . . . . .           $   11,347       $   17,029
     Plant and equipment, net. . .                4,073            4,538
     Other assets. . . . . . . . .                1,978            2,187

     Current liabilities . . . . .               (4,604)          (4,983)
     Other liabilities . . . . . .                 (595)           ( 630)

     Net assets of discontinued
        operations . . . . . . . .           $   12,199       $   18,141


6. In February, 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" was issued. This statement cannot be adopted prior to the Company's financial statements as of and for the year ending December 31, 1997. However, pro forma earnings per share information computed using this new standard is presented below for the periods ended September 30.

                                 Three Months Ended September 30,
                                       1997             1996
     Basic earnings (loss) per share:
       Income (loss) from continuing
         operations. . . . . . . . . . .    $       .34      $     (1.70)
       Income from discontinued
         operations. . . . . . . . . . .            .03              .02
                                            $       .37      $     (1.68)

       Average shares. . . . . . . . . .      6,898,000        6,606,000

     Diluted earnings (loss) per share:
       Income (loss) from continuing
         operations. . . . . . . . . . .    $      .33       $     (1.70)
       Income from discontinued
         operations. . . . . . . . . . .           .03               .02
                                            $      .36       $     (1.68)

       Average shares. . . . . . . . . .     7,081,000         6,606,000

                                           Nine Months Ended September 30,
                                               1997               1996
     Basic earnings (loss) per share:
       Income (loss) from continuing
         operations. . . . . . . . . . .    $      .99       $     (1.10)
       Income (loss) from discontinued
         operations. . . . . . . . . . .          (.07)              .48
                                            $      .92       $      (.62)

       Average shares. . . . . . . . . .     7,001,000         6,513,000

     Diluted earnings (loss) per share:
       Income (loss) from continuing
         operations. . . . . . . . . . .    $      .97       $     (1.10)
       Income (loss) from discontinued
         operations. . . . . . . . . . .          (.07)              .48
                                            $      .90       $      (.62)

       Average shares. . . . . . . . . .     7,184,000         6,513,000

7. During the first nine months of 1997, the Company repurchased 255,000 shares of its common stock, in open market transactions, at an average price of $33.53 per share, and 50,000 shares of its common stock in a privately negotiated purchase at $33.50 per share. During 1997, common stock was issued from treasury upon exercise of 23,696 employee stock options. In connection with these exercise transactions, the difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $26,000 was charged to retained earnings. At September 30, 1997, the Company reflected treasury stock of $9,461,000.

8. On July 31, 1997, the Company acquired the assets and operations of Management Consulting Solutions, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. In connection with the purchase, the Company recorded goodwill of $2,031,000 which is being amortized over 15 years. MCSI had revenues of approximately $5.6 million for the twelve months ended June 30, 1997.

     On July 31, 1997, the Company divested its title services business unit for a purchase price of $6.0 million, and other consideration, to Title Records Corporation ("TRC"), a subsidiary of Government Records Services, Inc., a privately-owned Dallas-based Company. TRC issued to the Company a $6.0 million promissory note bearing interest at 9% per annum maturing February, 2001. Due to the note receivable being collectible over an extended period of time and repayment of the note being highly dependent upon future successful operations of the buyers, management believes there is currently no reasonable basis for estimating the degree of collectibility. Accordingly, the Company has elected to record the gain on divestiture of $4.2 million under the installment method of accounting. This business unit had revenues of $5.1 million for the twelve months ended December 31, 1996, and $2.4 million for the first six months of 1997.

     On May 28, 1997, the Company purchased the assets and operations of Code Rite, Inc., a Fort Worth, Texas provider of health care coding and transcription services, for $1.5 million. In connection with the purchase, the Company recorded $1.0 million of goodwill which will be amortized over 15 years. Code Rite had annual revenues of approximately $2.7 million for the twelve months ended March 31, 1997.

9. Results of operations for the quarter and nine months ended September 30, 1996 include a $15,266,000 pre-tax charge to earnings, primarily associated with the write-off of goodwill and other intangible assets of the Company's Health Care division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained herein may include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include changes in product and service mix, results of litigation, the timely development and acceptance of new products and services, the outcome of regulatory reviews of the Company's planned divestiture of its election business, changes in customer preferences and inventory risks due to shifts in market demand and regulatory and economic changes affecting the Company's customers. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made herein.

Three Months Ended September 30, 1997 and 1996

Revenues from continuing operations for the third quarter of 1997 of $26.3 million were consistent when compared to revenues reported during the same period in the prior year. Government technology outsourcing services and consulting service revenues increased by $1.4 million and $2.3 million, respectively, however, revenues declined by $2.6 million in healthcare technology services and by $1.0 million in other products and services. A discussion of these changes in revenues is provided below.

Including revenues associated with the Company's discontinued operations of its election business, revenues for the third quarter of 1997 were $34.6 million as compared to $35.1 million for the same period last year. The election business reported revenues of $8.3 million for the third quarter of 1997. A significant portion of the Company's historical revenues has been derived from election products and services which are subject to a two year business cycle. Typically, revenues from these products and services are higher in even-numbered "election" years as opposed to odd-numbered "non-election" years. However, election revenues for the third quarters of 1997 and 1996 were relatively comparable. The effect of the two year business cycle is more clearly outlined in the discussion of year to date results for 1997 and 1996 below. (See Note 5 to the unaudited financial statements). In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed below.

Revenues from government technology outsourcing services for the third quarter of 1997 increased $1.4 million, or 23%, when compared to the third quarter of 1996. Increased revenues relate primarily to the initiation of outsourcing services to the City of Riverside, California pursuant to a contract signed in December of 1996, and to increased sales of computer hardware to existing customers upgrading their systems to newer technologies.

Revenues from health care technology services for the third quarter of 1997 decreased by $2.6 million, or 23%, as compared to the third quarter of 1996. This decrease relates primarily to the loss of certain health care technology outsourcing contracts during 1996. These contracts produced $3.4 million of revenue during the third quarter of 1996. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof.

The loss of health care revenues was partially offset during the third quarter of 1997 by revenues generated by newly acquired health care service businesses in the second and third quarter of 1997. On July 31, 1997, the Company acquired the assets and operations of Management Consulting Solutions, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. MCSI was a subsidiary of North Pittsburgh Systems, Inc., a publicly-traded telecommunications company. Additionally, as reported in the Company's second quarter 1997 Form 10-Q, on May 28, 1997, the Company purchased the assets and operations of Code Rite, Inc., a Fort Worth, Texas provider of health care coding and transcription services for $1.5 million. The Company believes this purchase compliments its emergency department software product and information services currently provided to health care customers. (See Note 8 to the unaudited financial statements).

The Company's third quarter revenues associated with government records management was consistent with that of the previous year at $4.8 million. Due to competition and market share considerations, the Company has not achieved growth in revenues from these lines of service.

Third quarter 1997 consulting services revenues were $3.0 million, as compared to $0.7 million for the third quarter of 1996, and represented 12% of revenues from continuing operations. Increased consulting services revenues can primarily be attributed to the Company's September, 1996 acquisition of The Pace Group, Inc., a managed-care consulting firm.

The Company's millennium services group was established in the fourth quarter of 1996 to address the Year 2000 conversion consulting needs of customers.
This business was in the start-up phase during the first nine months of 1997, and, thus did not contribute revenues to the Company. The Company has received several initial contracts for Year 2000 conversion services which it will begin to process during the fourth quarter of 1997.

Third quarter 1997 revenues from election products and services decreased $0.7 million, or 7%, when compared to the third quarter of 1996. This decrease can be partially attributed to the pending sale of the elections business to American Information Systems, Inc. pursuant to the definitive agreement entered into in November, 1996 (See Note 5 to the unaudited financial statements)and to the normal two year sales cycle of these products. Specifically, full service election revenues and election supply sales have decreased $3.0 million, or 54%, when compared to the second quarter of 1996. This decrease was offset primarily by revenues recognized in connection with the sale of computerized election hardware and software to the State of Rhode Island in the third quarter of 1997. The divestiture of the elections business is currently under review by the Anti-trust Division of the United States Department of Justice ("DOJ"). Revenues from other products and services decreased $1.0 million, or 31%, when compared to the third quarter of 1996. This decrease can primarily be attributed to the sale of the Company's title services business unit. Effective July 31, 1997, the Company sold its title services business for a purchase price of $6.0 million, and other consideration, to Title Records Corporation, a subsidiary of Government Records Services, Inc., a privately-owned Dallas-based Company. This business unit, which provides certain title companies in North Central Texas with title plant update services, had revenues of $1.2 million during the third quarter of 1996, compared to $0.4 million in the third quarter of 1997 (See Note 8 to the unaudited financial statements).

The Company's gross margins for the third quarters of 1997 and 1996 were 28% and 30%, respectively. The decrease in 1997 gross margin over 1996 can primarily be attributed to the loss of higher margin health care technology outsourcing contracts discussed above. In addition, termination costs associated with the sale of the title services business were incurred in connection with the divestiture of this business unit during the third quarter. Selling, general and administrative expenses decreased from 19% of revenues in the third quarter of 1996 to 17% of revenues during the third quarter of 1997. This decrease primarily relates to cost reductions at the corporate office and within the government records management and government technology services divisions.

Nine Months Ended June 30, 1997 and 1996

Revenues from continuing operations for the first nine months of 1997 were approximately $4.2 million, or 6%, higher than those reported during the same period last year. Including revenues associated with the Company's discontinued operations of its election business, revenues for the first nine months of 1997 decreased $12.1 million, or 11%, compared to the first nine months of 1996. A significant portion of the Company's historical revenues has been derived from election products and services which are subject to a two year business cycle. Revenues from these products and services are typically higher in even-numbered "election" years as opposed to odd-numbered "non-election" years. The Company believes the divestiture of its election business will result in a less cyclical revenue and earnings trend for the Company. (See Note 5 to the unaudited financial statements). In addition to a discussion of the results from the Company's continuing operations, the financial results of the election business are discussed below.

Revenues from government technology outsourcing services for the first nine months of 1997 increased $3.9 million, or 22%, when compared to the first nine months of 1996. As previously discussed, additional revenues can be attributed to the newly acquired outsourcing services contract with the City of Riverside, California signed in December, 1996, and to increased sales of computer hardware to existing customers upgrading their systems to newer technologies.

Year to date revenues from health care technology services decreased by $8.2 million, or 25%, as compared to the first nine months of 1996. This decrease relates primarily to the loss of certain health care technology outsourcing contracts during 1996. These contracts produced revenues of $10.3 million in the first nine months of 1996. The Company anticipates, from time to time, that existing customers will not renew their contracts upon the expiration thereof. This loss of revenue was partially offset during the first nine months of 1997 by increased sales of the Company's automated emergency department systems and by the acquisition of MCSI and Code Rite, Inc. (See discussion above and Note 8 to the unaudited financial statements).

The Company's revenues associated with government records management for the first nine months of 1997 decreased $0.1 million, or 1%, when compared to the first nine months of 1996. As stated in the previous discussion, the Company has not achieved revenue growth in these lines of services due to competition and market share constraints.

Consulting services revenues were $10.5 million for the first nine months of 1997, and represented 13% of revenues from continuing operations. Prior to the fourth quarter of 1996, consulting services did not constitute a significant portion of the Company's business. Increased consulting services revenues can primarily be attributed to the Company's September 1996 acquisition of The Pace Group, Inc.

The Company's millennium services group, established in the fourth quarter of 1996 to address the Year 2000 conversion consulting needs of customers, was in the start up phase during the first nine months of 1997. Consequently, this business has not contributed revenues to the Company. However, the Company has received initial contracts for Year 2000 conversion services which it will begin to process during the fourth quarter of the current year.

In the first nine months of 1997, revenues from election products and services decreased $16.7 million, or 47%, when compared to the first nine months of 1996. This decrease can be partially attributed to fewer customer purchase decisions due to the pending sale of the elections business to American Information Systems, Inc. pursuant to the definitive agreement entered into in November, 1996 (See Note 5 to the unaudited financial statements) and to the normal two year sales cycle of these products. During the first nine months of 1997, computerized elections systems reflected a $3.5 million, or 38%, decrease in sales when compared to the first nine months of 1996. Likewise, elections supplies sales, including ballots, and full service election revenues decreased $7.0 million, or 60%, and $5.6 million, or 73%, respectively.

During the first nine months of 1997, revenues from other products and services decreased $0.9 million, or 10%, when compared to the first nine months of 1996. Effective July 31, 1997, the Company sold its title services business unit for a purchase price of $6.0 million, and other consideration, to Title Records Corporation, a subsidiary of Government Records Services, Inc., a privately-owned Dallas-based Company. This business unit, which provides certain title companies in North Central Texas with title plant update services, had revenues of $3.9 million during the first nine months of 1996, and $2.7 million in revenue in the first nine months of 1997 (See Note 8 to the unaudited financial statements).

The Company's gross margins for the first nine months of 1997 and 1996 were 30% and 28%, respectively. The increase in 1997 gross margin over 1996 can be attributed to cost reductions in the Company's health care technology services and government records management divisions. Additionally, the health care technology services division experienced a $1.5 million increase in sales associated primarily with its higher margin emergency room software when compared to 1996. Selling, general and administrative expenses increased from 17% of revenues in the third quarter of 1996 to 19% of revenues during the first nine months of 1997. This increase primarily relates to additional administrative costs associated with the DOJ's review of the pending sale of the election business in the first half of 1997, as well as start up costs associated with the Company's millennium services group.

Liquidity and Capital Resources

At September 30, 1997, the Company had net working capital (total current assets minus total current liabilities) of $52.2 million. This represents a decrease of $5.8 million in the Company's working capital since December 31, 1996. This decrease relates to a $1.3 million reduction in cash equivalents and short-term investments which were invested in long-term instruments. The current portion of notes receivable decreased by $1.7 million. Of this amount, $4.0 million is attributable to receivables collected in the first nine months of 1997, and $0.8 million of write offs of bad debt. These reductions in accounts receivable were offset by additions of $3.1 million. The Company's current prepaid assets were depleted by $3.4 million during the first nine months of 1997. The Company's total current assets were 3.4 times total current liabilities as of September 30, 1997.

Net cash provided by operating activities from continuing operations during the first nine months of 1997 increased by $5.4 million when compared to the first nine months of 1996. This increase can be primarily attributed to the collection of accounts and notes receivable and the depletion of current prepaid assets discussed above, offset by a reduction of accrued liabilities.

Cash flows expended for investing activities of continuing operations (excluding capital expenditures of discontinued operations) reflect a net decrease of $14.7 million when compared to the third quarter of 1996. This change is a result of a $11.3 million increase in cash from long and short term investment activity in 1997 as compared to 1996, and an increase of $8.3 million provided by net installment receivable activity. These cash sources were offset by uses of $4.8 million related to acquisitions of businesses.

Cash flows from financing activities of continuing operations reflect a net decrease of $9.7 million as compared to the first nine months of 1996. This change is primarily a result of treasury stock purchases by the Company in the first and second quarters of 1997 of $10.2 million offset by a reduction in principal payments on long-term obligations and cash flows from the issuance of common and treasury stock.

The Company currently anticipates continuing positive cash flows from operations and depletion of treasury stock associated with employee stock option exercises in the short-term. In addition, if the pending sale of the Company's election business currently under review by DOJ is consummated, the Company will experience additional liquidity. Long-term cash flow trends may be affected by acquisitions, changes in industry trends or other factors which cannot be anticipated at this time. Currently, the Company believes its cash and investment balances are sufficient to meet currently foreseeable working capital commitments. The Company does not maintain an active line of credit.

      P-14              PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     A.  Exhibits
          11.  Computation of Earnings per Share
               a.  For the Three Months Ended September 30, 1997 and 1996.
               b.  For the Nine Months Ended September 30, 1997 and 1996.

          27. Financial Data Schedule for the Nine Months Ended September 30, 1997. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or
               Section 18 of the Securities Exchange Act of 1934, as amended.)

     B.  Reports on Form 8-K

          During the period from July 1, 1997 through September 30, 1997 the Company did not file a Current Report on Form 8-K.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BRC HOLDINGS, INC.
                                       (Registrant)
                                           By


Date: November 13, 1997
                                     P. E. Esping
                                     Chairman, Chief Executive Officer
                                       and Director (Principal Executive
                                       Officer)


Date: November 13, 1997
                                     J. L. Morrison
                                     President and Chief Operating Officer


Date: November 13, 1997
                                     Thomas E. Kiraly
                                     Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)