Form 10-K
period 1997-12-31
BRC HOLDINGS INC
filed 1998-03-26
CIK 205219

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997

                                    OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-8615

                            ------------------------

                               BRC HOLDINGS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             75-1533071
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

         1111 WEST MOCKINGBIRD LANE                       75247
                 SUITE 1400                            (Zip Code)
               DALLAS, TEXAS
  (Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 688-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $0.10 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 20, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $223,396,000. As of March 20, 1998, the number of shares outstanding of common stock of the registrant was 7,071,614.

                            ------------------------

    THE FOLLOWING DOCUMENT IS INCORPORATED BY REFERENCE INTO THE INDICATED PARTS OF THIS ANNUAL REPORT TO THE EXTENT SPECIFIED IN SUCH PARTS:

    PART III OF THIS ANNUAL REPORT INCORPORATES BY REFERENCE INFORMATION IN THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS OF BRC HOLDINGS, INC. TO BE HELD ON MAY 14, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                             HISTORICAL BACKGROUND

    BRC Holdings, Inc., a Delaware corporation (the "Company"), provides specialized information technology services primarily to local governments and healthcare institutions through three wholly-owned subsidiaries: Business Records Corporation, Inc. ("BRC"), BRC Health Care, Inc. ("BRC Health Care"), and The Pace Group, Inc. ("The Pace Group").

    The Company was originally organized as Cronus Industries, Inc. in September 1976. In the 1980's, the Company's BRC subsidiary expanded its operations through numerous acquisitions of small, privately-held corporations which provided information systems and services to county and local governments. The businesses acquired by BRC generally provided products associated with land records indexing and micrographic reproduction, election systems and supplies, and governmental software. During this time, the Company divested all other operating subsidiaries other than BRC and changed its name to Business Records Corporation Holding Company.

    As a part of the Company's efforts to expand its strategy to provide a broader range of specialized information technology products and services and enter the information systems outsourcing market, the Company consummated the acquisition of CMSI, a privately-held Oregon corporation, in 1993. CMSI provided information systems outsourcing services, consulting services and other management services to local governments and healthcare institutions. In 1995, CMSI's name was changed to BRC Health Care, Inc.

    In 1996, the Company changed its name from Business Records Corporation Holding Company to BRC Holdings, Inc., and expanded its business into the managed healthcare consulting market with the acquisition of The Pace Group, a Dallas-based management consulting firm.

    During 1997, the Company has further defined its business as an information technology services company serving a variety of industries while maintaining its expertise in the healthcare and government sectors. This effort has been evidenced by the divestiture of its election business in November, which was initially reclassified as a discontinued operation in 1996, and the sale of its title services business in July of 1997. In addition, the Company purchased the operations and assets of Code Rite, Inc. ("Code Rite") in May 1997, and Management Consulting Solutions, Inc. ("MCSI") in July 1997. See Notes 11 and 13 to the Consolidated Financial Statements.

    The divestiture of the Company's election business was consummated on November 20, 1997 after a lengthy antitrust review of the transaction, which was originally entered into in November 1996. Effective November 20, 1997, the Company consummated the sale of substantially all of the operating assets of the elections division of BRC. Certain minor operations of this business will be managed by BRC through transition periods potentially extending to November 1999. See Note 11 to the Consolidated Financial Statements.

                             PRODUCTS AND SERVICES

    The Company's products and services can be classified into four major categories: Information Systems and Services, Government Records Management, Consulting Services and Millennium Technololgy Services. These products and services are provided on a direct sales basis with the exception of its binders business which is sold through a distributor network.

INFORMATION SYSTEMS AND SERVICES

    The Company provides a variety of information technology systems and services, including related software applications, to the local government and healthcare industries. These services include on-site information systems management, strategic planning, remote data processing and systems integration, implementation and consulting services. In addition, the Company also provides its customers with a variety of related proprietary software.

    When providing on-site information systems management, the Company typically enters multi-year, fixed fee contracts with customers to provide direct management of their information technology department. Under these contracts, the Company usually employs the customer's information systems personnel and assumes responsibility for the customer's ongoing information systems operations, including centralized data processing systems, local area networks and personal computers. In some cases, the Company will also acquire the customer's computer equipment.

    Under on-site information systems management contracts, the Company's personnel typically work through a strategic planning process with the customer's senior management team to determine the objectives and requirements the institution has for its information technology department. These requirements may involve assistance in selecting new hardware and software, implementing changes to existing software, increasing productivity and management effectiveness and assessing other related activities which affect the performance of the information technology department. In addition, the Company often undertakes special projects on the client's behalf on a time and materials or project fee basis.

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

    The Company's MCSI business unit provides systems consulting and integration services to customers in a variety of industries with a specialization in providing such services to healthcare providers.

    In addition to information technology services, the Company offers specialized proprietary software packages for license to healthcare and government customers. The Company has developed and provides healthcare customers with EmStat, an automated emergency department system and software. This system assists emergency departments in the triage, clinical order processing, charting, and billing activities of the emergency room. The Company's Triple Option Dental software provides claims processing capabilities to HMO third party administrators, indemnity insurance carriers and prepaid dental health plans. The Company's PRISM software assists eyewear manufacturers and retailers with a complete software package from the automated manufacturing of eyeware through retail point-of-sale and accounting activities. The Company also provides over 31 modules of specialized software to assist local and county governments in automating financial, public protection, tax assessment and tax collection information systems processing functions.

    Information systems and services constituted 61% of the Company's revenues from continuing operations during 1997 as compared to 66% and 63% during 1996 and 1995, respectively.

GOVERNMENT RECORDS MANAGEMENT

    County and municipal governments are responsible for recording and indexing real property transactions. Typically, these government entities have relied upon manual methods to record deeds and other title documents and to maintain indexes of transactions. The Company provides microfilm, optical recording and computer indexing services to counties and municipal governments allowing them to organize and automate the recording and indexing of deeds, real property liens and other legal documents.

    The Company provides two types of computerized indexing services: data entry performed by customers using the Company's microcomputers in the customers' offices and data entry performed by Company personnel at a center operated by the Company. With each type of indexing service, the Company provides periodic updates for each customer using mainframe computers located in Syracuse, New York.

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

    The Company provides binders to governmental and commercial customers through its Enduro Binders business unit ("Enduro"). Enduro markets high-quality, custom leather records and business binders through a nationwide distributor market. These binders are typically used by counties for the long-term storage of county records, however, Enduro also markets several styles of commercial binders.

    Government records management constituted 24%, 26% and 27% of the Company's revenues from continuing operations during 1997, 1996 and 1995, respectively.

CONSULTING SERVICES

    The Company's subsidiary, The Pace Group, acquired in September 1996, provides consulting, development and management services to providers of healthcare services. These services include operational assessment, managed care strategies, HMO feasibility analysis and temporary executive management of hospitals and managed care organizations.

    Consulting services constituted 12% and 3% of the Company's revenues from continuing operations during 1997 and 1996, respectively.

MILLENNIUM TECHNOLOGY SERVICES

    In late 1996, the Company entered the millennium services ("Year 2000") market. As a result of the use of a two-digit convention for the designation of the year in many computer programs, once the date passes the year 1999, these programs may incorrectly interpret a date of "00" as "1900" in mathematical computations. Due to the significant number of computer programs which have relied upon this type of date convention, and the interdependency of computer programs on one another, significant planning, analysis and conversion activities are necessary to address potential Year 2000 concerns facing companies and governments world wide. The Company markets consulting services and re-markets certain computer code conversion services to its clients to assist them in addressing Year 2000 issues related to their computer systems. The Company's services currently involve the use of its own dedicated staff as well as the reselling of code conversion services offered by MatriDigm Corporation. See Note 13 to the Consolidated Financial Statements for additional discussion on MatriDigm. The Company incurred $2.6 million in start up expenses during 1997 and recorded no material revenues.

OTHER PRODUCTS AND SERVICES

    Other products and services have traditionally consisted of those business lines that were not clearly aligned with the core business units discussed above. Over the last three years, all of these businesses have been disposed of, and other products and services no longer represent a significant part of the Company. The businesses of selling tape media and public records data were sold in December 1995. In July 1997, the Company disposed of its title services business as further discussed in Note 11 to the Consolidated Financial Statements. Revenues derived from other products and services constituted 3%, 5% and 10% of revenues from continuing operations during years 1997, 1996 and 1995, respectively.

DIVESTITURE OF THE ELECTION BUSINESS

    On November 20, 1997 the Company divested of its business of providing products and services utilized by public authorities in the conduct of elections after the culmination of a year long antitrust review by the United States Department of Justice. The election business has been classified as a discontinued operation for all public filings made since November 1996.

    Pursuant to this transaction, the Company received cash payments totaling $33.2 million, was issued a $14.1 million promissory note and recorded a gain, net of taxes, on disposal of the business of $18.3 million. The terms of the asset purchase agreements executed with the acquirers of the business are further discussed in Item 7, Management Discussion and Analysis, and in the Notes to the Consolidated Financial Statements.

    Transition agreements executed in connection with the divestiture require the Company to continue operating the Berkeley, California and Rockford, Illinois facilities for periods potentially extending through November 1999. The Company will be reimbursed for costs incurred in operating these facilities on behalf of the acquirers.

    There are also certain other agreements entered into as a part of the divestiture which provide for the Company to receive commissions upon the successful closure of sales to specific customers in process at the time of the divestiture and certain classes of potential customers. Revenues related to these transactions and the likelihood of success cannot be estimated at this time. See Note 11 to the Consolidated Financial Statements.

                         STATUS OF YEAR 2000 COMPLIANCE

    In 1996, the Company began the process of evaluating the extent of its Year 2000 date convention problems within its software products sold or licensed to customers and the obligations it may have under software support, outsourcing and other service contracts with existing customers. Additionally, during 1996 the Company reviewed its internal accounting systems to determine the scope and extent of the Year 2000 date conversion problem with respect to these systems. Based on these evaluations, during 1996 and 1997, the Company has dedicated extensive resources to reprogramming its tax and financial software packages licensed to government entities and expects to complete the upgrade process with customers to Year 2000 compliant software by August 1999. The Company's EmStat software is undergoing extensive reprogramming efforts and is expected to be complete by April 1999. The Company has certain obligations to upgrade both hardware and software to Year 2000 compliant versions for existing EmStat customers. The Company's dental and vision care softwares are also in varying stages of reprogramming and the Company expects to offer Year 2000 compliant versions during 1999. The contracts under which the Company provides customers with on-site information systems management outline varying degrees of responsibility for Year 2000 compliant hardware and software, ranging from financial responsibility for the systems to simply advising on customer-sponsored Year 2000 projects. The government records management business is currently updating its records indexing software to a Year 2000 compliant version. Software and hardware will need to be replaced at most customer sites to become Year 2000 compliant. Internally, the Company will upgrade its accounting systems to Year 2000 compliant software in March 1998.

    The Company's successful completion of the various efforts to become Year 2000 compliant by the year 2000 is largely dependent on the availability of labor resources. While the Company has not experienced significant problems with the availability of resources to date, it has been publicly speculated that labor resources are not adequate to address the reprogramming requirements and needs of the entire economy on a timely basis. Assuming the continued availability of resources, the Company does not anticipate difficulty achieving timely completion of its Year 2000 projects. At this time, and based upon current labor costs, the Company has estimated its costs to address Year 2000 issues at $5.5 million.

                                   CUSTOMERS

    The Company's products and services are primarily provided to county and local governments, hospitals, managed care institutions, health insurance related organizations, vision care specialists and other providers of healthcare related services throughout the United States.

    The Company typically enters into long-term contracts with customers for whom it provides information systems outsourcing services. The Company has normally been able to manage its activities and costs under these long-term contracts such that it has been able to fulfill contract requirements in a profitable manner; however, due to their long-term nature and the inherent risks associated with changes in operating conditions, there can be no assurance that such contracts will continue to be profitable on a prospective basis. Certain long-term contracts with the Company's local government customers contain clauses which enable the customer to cancel or reduce its contractual commitment in the event that funding is not available in a given year. While the Company has not experienced such a termination or reduction, there can be no assurance that such events will not occur in future periods. For systems integration and consulting services, the Company has not historically entered into long-term contracts with its customers. The Company typically establishes payment terms and time and billing arrangements on a contract-by-contract basis. During the previous three years, Memorial Health Services, a technology outsourcing customer, accounted for 12%, 12% and 13% of the Company's revenues from continuing operations for the years 1997, 1996 and 1995, respectively.

                                    BACKLOG

    As of December 31, 1997, the Company had a backlog of approximately $145.0 million associated with long-term service contracts. This compares to a backlog of approximately $158.5 million as of December 31, 1996. This backlog primarily relates to the Company's technology outsourcing services provided to healthcare institutions and local governments. The decline in the backlog can be attributed to new contract sales to healthcare outsourcing customers being less in amount and duration than the amount of backlog expiring in 1997. The Company expects that $52.6 million of this backlog will be provided during the year ended December 31, 1998. The Company is unable to predict the impact, if any, on its future revenues that may result from reductions in the budgets of government jurisdictions.

                               INDUSTRY SEGMENTS

    The Company considers its current operating units to operate in one industry segment: specialized information technology services.

                                  COMPETITION

    The Company's major competitors for its information systems and services are other providers of certain types of information systems and services to local governments and healthcare institutions. The Company is routinely subject to competitive bidding. Management believes that the Company's competitiveness is directly related to its ability to maintain effective pricing and service. The Company's primary competitors are discussed by product and service category below:

INFORMATION SYSTEMS AND SERVICES

    The Company's primary competitor in providing on-site information systems management services to local governments is Systems and Computer Technology Corporation ("SCTC"), a publicly-traded information technology company headquartered in Malvern, Pennsylvania. The Company's primary competitor in providing on-site information systems management contracts for healthcare enterprises is HBO & Company ("HBOC"), a publicly-traded provider of proprietary healthcare applications headquartered in Atlanta, Georgia. In addition to these firms, there are a variety of other providers of information technology services who compete on a regional basis, or on individual contracts. Some of these competitors are substantially larger and have greater resources than the Company.

    The Company has various competitors for its individual software applications. With the exception of HBOC, and its emergency room module as a potential competitor to the Company's EmStat system, these competitors are usually smaller than the Company and they typically vary from one software application to the next.

GOVERNMENT RECORDS MANAGEMENT

    The Company's largest competitor in government records management is Tyler Corporation, a governmental information systems provider headquartered in Dallas, Texas. The Company also competes with a variety of other privately-held companies who provide government records management and micrographic services. These firms vary in size and typically compete on a regional basis. Some of the Company's competition who provide microfilming and records management services are substantially larger and have greater resources than the Company.

CONSULTING SERVICES

    The Company competes with a wide variety of other consulting firms who provide services to healthcare enterprises. These competitors include the consulting divisions of the nations six largest public accounting firms, and other providers of management consulting services. Some of these competitors are substantially larger and have greater resources than the Company.

MILLENNIUM TECHNOLOGY SERVICES

    There are a significant number of information technology firms who offer products and services designed to address the Year 2000 computer date problem. These firms include Electronic Data Systems, Inc. ("EDS"), a publicly-traded company headquartered in Plano, Texas; Computer Sciences Corporation, a publicly-traded company headquartered in El Segudo, California; Keane and Associates, a publicly-traded company headquartered in Boston, Massachusetts; and International Business Machines Corporation ("IBM"), a publicly-traded company headquartered in White Plains, New York. Additionally, the consulting divisions of the nation's largest public accounting firms often provide systems consulting services. Many of these competitors are substantially larger and have greater resources than the Company. Due to the nature of the underlying Year 2000 problem, there is a limited amount of time for potential customers to identify and resolve their computer systems problems. It cannot be determined what effect this limitation of time, and the number and nature of its competitors, will have on the Company's ability to successfully market and sell its millennium technology services.

                                   EMPLOYEES

    At December 31, 1997, the Company had approximately 970 employees, none of which are covered by a collective bargaining agreement. The Company generally has enjoyed satisfactory relations with its employees.

                                     OTHER

    During recent years, numerous legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the U.S. healthcare system nationally or at the state level. The following proposals are under consideration: cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan that would cover all citizens. It is not clear at this time what proposals will be adopted, if any, or, if adopted, what effect, if any, such proposals would have on the Company's business.

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

    The Company is currently in the process of evaluating and reprogramming its software products sold to customers to address the Year 2000 date convention issue. In addition, the Company may have obligations under certain software support, outsourcing and other service contracts with existing customers to convert their hardware and software to Year 2000 compliant versions. While the Company believes it has made a comprehensive assessment of the extent of the issue and has several projects underway to re-code the software, no guarantee can be made at this time that all Year 2000 related problems can be solved, or solved in a timely manner. In addition, no assurance can be given that the Company will not become a party to one or more disputes with customers or former customers with regard to responsibility for the costs associated with converting software and hardware to be Year 2000 compliant or any liability or damage that may arise from the use of noncompliant software or hardware.

    In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.

    Since the Company's manufactured products are limited, the Company has not been, and does not currently anticipate being, subject to materially adverse financial effects from price inflation associated with its raw materials and supplies purchased.

    During 1997, 1996 and 1995, research and development expenses did not constitute a material portion of the Company's expenses.

ITEM 2.  PROPERTIES.

    As of March 1, 1998, the principal offices, warehouses and shops used by the Company, all of which are leased except as otherwise indicated in the column captioned "Expiration Date of Lease", are listed below. Properties indicated with an asterisk (*) represent offices of the sold elections business which BRC will operate through transition periods ending in November 1999. For further discussion of the Company's discontinued operations, see Note 11 to the Consolidated Financial Statements.

                                                            APPROXIMATE
                                                            SQUARE FEET
                                                             OF FLOOR       EXPIRATION DATE OF
LOCATION                                                       SPACE              LEASE             PRIMARY USE
---------------------------------------------------------  -------------  ----------------------  ---------------

Washington, Missouri.....................................       65,000    Owned                   Office and
                                                                                                  processing
                                                                                                  facilities

Dallas, Texas............................................       35,082    July 31, 2001           Corporate
                                                                                                  Headquarters

Dallas, Texas............................................       30,906    Owned
Dewitt, New York.........................................       24,280    July 14, 1998

Berkeley, California(*)..................................       20,000    December 31, 2000

Long Beach, California...................................       18,600    January 31, 2000

Pittsburgh, Pennsylvania.................................       17,388    Owned

Tucson, Arizona..........................................       16,454    April 30, 2003

Waite Park, Minnesota....................................       14,000    February 28, 2004

Austin, Texas............................................       12,452    March 31, 2003

Ft. Worth, Texas.........................................       10,079    July 31, 2000

Dallas, Texas............................................        9,992    March 31, 2000

Portland, Oregon.........................................        8,458    September 24, 2000

Dallas, Texas............................................        8,407    March 31, 2000          Office and
                                                                                                  processing
                                                                                                  facilities

Greensboro, North Carolina...............................        6,500    April 30, 1998

Berkeley, California (*).................................        6,440    Monthly

Rockford, Illinois (*)...................................        5,960    April 30, 2000

Wexford, Pennsylvania....................................        5,681    April 30, 2003

Washington, Missouri.....................................        5,400    Monthly

Colorado Springs, Colorado...............................        4,000    January 31, 2000

Milpitas, California.....................................        3,811    September 30, 2000

Sarasota, Florida........................................        3,671    September 30, 1998

Laguna Hills, California.................................        2,932    January 31, 2000

Stockton, California.....................................        2,750    August 1, 1998

Parsippany, New Jersey...................................        2,692    December 31, 1999

Sacramento, California...................................        2,127    April 30, 1999

Boyers, Pennsylvania.....................................        1,500    February 28, 2003

    The Company also occupies various facilities provided by its clients pursuant to its on-site information technology management contracts, but is not subject to lease payments or related obligations associated with such locations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the Company's shareholders for a vote during the fourth quarter of the year ended December 31, 1997.

ITEM 5.  MARKET FOR REGISTRANT'S EQUITY STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock, $.10 par value per share (the "Common Stock"), is the only class of common equity of the Company and represents the only issued and outstanding voting securities of the Company. As of March 20, 1998, there were approximately 1,845 stockholders of record of the Common Stock. The Company's Common Stock trades on the NASDAQ Stock Market ("NASDAQ") under the symbol BRCP.

    The following table provides the high and low sales quotations as reported by NASDAQ for the Common Stock for each quarter during the two most recent fiscal years:

                                                                                    PRICE RANGE
                                                                               ----------------------
                                                                                  HIGH         LOW
                                                                                  -----        ---
1997:
  First Quarter..............................................................   $      481/2 $      33
  Second Quarter.............................................................          39          26
  Third Quarter..............................................................          391/2        341/2
  Fourth Quarter.............................................................          437/8        34

1996:
  First Quarter..............................................................   $      391/2 $      351/2
  Second Quarter.............................................................          39          33
  Third Quarter..............................................................          37          291/2
  Fourth Quarter.............................................................          533/4        34

    The prices indicated herein reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company has not paid cash dividends on the Common Stock since its inception and has no present plans to pay cash dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data presents results of the Company for each of the previous five years ending with the year ended December 31, 1997. These results were affected by the following activities:

    The Company divested of its elections business on November 20, 1997 with an effective date of October 31, 1997. Accordingly, revenues and expenses associated with this business have been reflected in "income (loss) from discontinued operations" through October 31, 1997, and a gain on sale of discontinued operations of $18,339,000, net of tax, was recorded. See Note 11 to the Consolidated Financial Statements.

    In the fourth quarter of 1997 and third quarter of 1996, the Company recognized unusual charges against earnings of $5,779,000 and $15,266,000, respectively. The charges primarily relate to the write-off of goodwill and intangible assets associated with the Company's healthcare business and the write-off of an investment in a joint venture. See Note 20 to the Consolidated Financial Statements.

    The Company's results for 1997 and 1996 reflect the September 1996 purchase of The Pace Group. The Pace Group contributed revenues of $13.0 and $3.4 million in 1997 and 1996, respectively. The results of the Company were also affected by the Company's acquisition of CMSI in May of 1993 and have been restated to reflect the merger transaction with Clinical Resource Systems, Inc. ("CRS") as a pooling of interests. See Note 13 to the Consolidated Financial Statements for further discussion of acquisitions.

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") was issued. The Company was required to adopt SFAS 128 effective December 31, 1997. The statement requires restatement of all prior-period earnings per share ("EPS") data. As such, EPS figures for years 1993 to 1996 have been restated.

                                                                               YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1997        1996        1995        1994        1993
                                                              ----------  ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenues....................................................  $  107,487  $  100,248  $  103,567  $  101,541  $   78,921

Cost of products and services...............................      77,828      74,434      75,529      72,006      54,203
Selling, general and administrative.........................      21,363      16,245      13,979      16,217      15,630
Unusual charges.............................................       5,779      15,266      --          --           6,548
                                                              ----------  ----------  ----------  ----------  ----------
Operating profit (loss).....................................       2,517      (5,697)     14,059      13,318       2,540
Other income................................................      --          --           1,283          15         110
Interest income, net........................................       4,527       3,522       3,052         665          43
                                                              ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations before income taxes
  and cumulative effect of accounting change................       7,044      (2,175)     18,394      13,998       2,693
Income taxes................................................      (4,478)     (3,437)     (7,362)     (5,381)     (1,078)
                                                              ----------  ----------  ----------  ----------  ----------
Income (loss) from continuing operations before cumulative
  effect of accounting change...............................       2,566      (5,612)     11,032       8,617       1,615

Discontinued operations, net:
  Income (loss) from operations.............................        (655)      4,246        (337)      4,772         790
  Gain on sale..............................................      18,339      --          --          --          --
  Cumulative effect of accounting change....................      --          --          --          --           4,352
                                                              ----------  ----------  ----------  ----------  ----------
    Net income (loss).......................................  $   20,250  $   (1,366) $   10,695  $   13,389  $    6,757
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------

                                                                               YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                 1997        1996        1995        1994        1993
                                                              ----------  ----------  ----------  ----------  ----------
                                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Basic EPS:
  Income (loss) before discontinued operations and
    accounting change.......................................  $      .37  $     (.85) $     1.74  $     1.48  $      .32
  Discontinued operations:
    Income (loss) from operations...........................        (.09)        .64        (.05)        .83         .16
    Gain on sale............................................        2.62      --          --          --          --
  Accounting change.........................................      --          --          --          --             .86
                                                              ----------  ----------  ----------  ----------  ----------
    Net income (loss).......................................  $     2.90  $     (.21) $     1.69  $     2.31  $     1.34
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------

Diluted EPS:
  Income (loss) before discontinued operations and
    accounting change.......................................  $      .36  $     (.85) $     1.68  $     1.39  $      .36
  Discontinued operations:
    Income (loss) from operations...........................        (.09)        .64        (.05)        .74         .13
    Gain on sale............................................        2.58          --          --          --          --
  Accounting change.........................................          --          --          --                     .73
                                                              ----------  ----------  ----------  ----------  ----------
    Net income (loss).......................................  $     2.85  $     (.21) $     1.63  $     2.13  $     1.22
                                                              ----------  ----------  ----------  ----------  ----------
                                                              ----------  ----------  ----------  ----------  ----------

Total assets................................................  $  202,062  $  175,240  $  155,292  $  128,980  $  121,415
Long-term obligations.......................................  $      144  $       14  $      579  $    1,361  $    3,102

    Income (loss) from discontinued operations is reflected net of income taxes (benefit) of $(431,000), $2,831,000, $(224,000), $3,181,000 and $526,000 for
years 1997, 1996, 1995, 1994 and 1993, respectively. Income taxes related to the gain on sale of discontinued operations were $12,483,000.

    The Company has declared no cash dividends since its inception.

    Total assets have been restated for years 1993-1996 to reflect certain effects of the divestiture of the Company's election business.

    See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

                             GENERAL CONSIDERATIONS

    Except for the historical information contained herein, the matters discussed may include forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing, continued competitive factors and pricing pressures, changes in product and service mix, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences, inventory risks due to shifts in market demand and costs and liabilities associated with the compliance of the Company provided computer software and hardware with the Year 2000 date convention. Consequently, the actual results realized by the Company could differ materially from the statements made herein.

DISCONTINUED OPERATIONS

    On November 20, 1997, the Company and its wholly-owned subsidiary, BRC, consummated the divestiture of its business of providing goods and services utilized by public authorities in the conduct of elections. The asset purchase agreements executed in connection with this divestiture provided for the sale of the assets and operations of the election business to two companies: American Information Systems, Inc. ("AIS"), now known as Election Systems and Software, Inc., and the Sequoia Pacific Systems division of the Smurfit Packaging Corporation ("Sequoia"). Pursuant to the Asset Purchase Agreement executed with AIS, BRC received consideration consisting of $27.8 million in cash and a $14.1 million promissory note. Under an Asset Purchase Agreement executed with Sequoia, BRC received a cash payment of $5.4 million. The Company recorded a pre-tax gain on sale of the election business of $30,822,000. For accounting purposes, the effective date of the divestiture was October 31, 1997. Accordingly, the operations of the election business were treated as discontinued operations on the Consolidated Statements of Income through the effective date of disposal.

    In connection with the divestiture, the Company agreed to operate its Berkeley, California and Rockford, Illinois facilities for the benefit of AIS and Sequoia through transition periods potentially extending to November 1999. Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation during the period ended December 31, 1997. See Note 11 to the Consolidated Financial Statements and Subsequent Events discussed later in this section.

    Revenues of election products and services constituted approximately 18% of the Company's combined revenues from continuing and discontinued operations during 1997, as compared to 32% of such revenues during 1996.

ACQUISITIONS AND DIVESTITURES

    On July 31, 1997, the Company acquired the assets and operations of Management Consulting Services, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. In addition, on May 28, 1997, the Company acquired the assets and operations of Code Rite, Inc., now known as Coding Systems, Inc. ("CSI"), a Ft. Worth, Texas-based provider of healthcare coding and transcription services for $1.5 million. See Note 13 to the Consolidated Financial Statements.

    On July 31, 1997, the Company divested its title services business unit for a purchase price of $6.0 million. The Company will record the gain on divestiture of $4.2 million under the installment method of accounting due to the uncertain collectibility of the note and future operational success of the buyers. This business unit had revenues of $5.1 million for the twelve months ended December 31, 1996, and $2.8 million for the first seven months of 1997. See Note 11 to the Consolidated Financial Statements.

    On September 5, 1996, the Company consummated the merger of The Pace Group with a wholly-owned subsidiary of the Company. The Pace Group provides consulting and management services to providers of healthcare services. See Note 13 to the Consolidated Financial Statements.

OTHER CONSIDERATIONS

    The Company's successful completion of the various efforts to become Year 2000 compliant by the year 2000 is largely dependent on the availability of labor resources. While the Company has not experienced significant problems with the availability of resources to date, it has been publicly speculated that labor resources are not adequate to address reprogramming requirements and needs of the entire economy. Assuming the continued availability of resources, the Company does not anticipate a significant risk associated with the completion of its Year 2000 projects. At this time, and based upon current labor costs, the Company has estimated its internal costs to address Year 2000 issues at $5.5 million. These costs are exclusive of the costs related to the Company's sales, marketing and other costs associated with the start up of its millenium technology services business discussed below.

                             1997 COMPARED TO 1996

OVERVIEW

    Revenues from continuing operations for 1997 were $7.2 million, or 7%, more than those reported for 1996. Increased revenues can be attributed to a $6.5 million increase in sales of government information systems and services and a $9.6 million increase in consulting service revenues. These increases were offset by decreased revenues due to the cancellation of healthcare outsourcing accounts in late 1996, and the sale of the Company's title services business. Results from each of the business units are discussed in detail below.

REVENUES

    Revenues from information systems and services decreased slightly from $65.7 million in 1996 to $65.5 million in 1997. Revenues related to government information systems and services rose $6.5 million, or 26%, in 1997 when compared to 1996. Specifically, revenues related to on-site systems management for government entities increased $5.2 million, or 35%, over 1996. This increase can be primarily attributed to the City of Riverside, California contract signed in December 1996. In addition, revenues associated with the sale of specialized software to hospital emergency care departments represented an increase of $2.8 million, or 90%, in 1997 over 1996. The Company's newly acquired businesses, CSI and MCSI, acquired in May and July, respectively, contributed total combined revenues of $3.6 million in 1997.

    The increases in revenues in information systems and services discussed above were offset by decreased 1997 revenues related to healthcare outsourcing contracts of $14.6 million, or 41%, when compared to 1996. As has been discussed in the prior periods, the Company had several healthcare outsourcing contracts cancel in late 1996 which accounted for the majority of this decrease. The primary cancellation related to contracts with the Sisters of Providence Health Care System which accounted for $11.9 million of the Company's revenues during 1996.

    Government records management revenues increased $0.3 million, or 1%, in 1997 when compared to 1996. This increase relates primarily to additional government indexing sales revenues, which increased by $0.8 million, or 17%, and Enduro Binders revenues which increased by $0.9 million, or 14%. These increases were offset by packaged services revenues which decreased by $1.2 million, or 16%.

    Consulting service revenues, which primarily represents the operations of The Pace Group, were $13.0 million in 1997. During 1996, consulting service revenues were only $3.4 million as The Pace Group was acquired in September 1996.

    The Company expended $2.6 million in 1997 to develop, market and staff its millenium technology services business. Although several contracts to provide Year 2000 conversion and consulting services were executed in the last half of 1997, no significant revenues were recognized.

    Other 1997 revenues of $2.8 million were generated from the title services business which was sold on July 31, 1997. Revenues derived from this business in 1996 were $5.1 million.

EXPENSES AND NET INCOME

    The Company's gross margin from continuing operations increased from 26% in 1996 to 28% during 1997. This increase can be attributed to a shift in the Company's revenues to higher margin consulting and software businesses, as well as reductions in the Company's costs associated with government records management production and support operations.

    Gross contribution from product sales increased from $3.2 million during 1996 to $4.1 million during 1997. Although gross contribution increased, gross margin on product sales showed a slight decrease from 26% of revenues in 1996 to 25% of revenues in 1997. This decrease can be attributed to slightly lower margins on the Company's sales of proprietary government software packages.

    The Company's gross contribution from services increased from $22.6 million, or 26% of revenues to $25.6 million, or 28% of revenues when compared to 1996. Gross margin on consulting services increased from 29% in 1996 to 36% in 1997. Gross margins in healthcare information systems and services also increased from 11% in 1996 to 21% in 1997. Both businesses experienced increased demand for services during 1997.

    In the fourth quarter of 1997, the Company recognized a $5,779,000 pre-tax charge against earnings, of which $4,984,000 million was associated with the write-off of goodwill and other intangible assets related to the Company's payor services healthcare business unit. The charge was necessitated by poor financial results from the Company's THINC joint venture and insufficient continuing cash flows from other operations within the business unit. This write-off was determined in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Decreases in expected continuing cash flows from this business unit also relate to the discontinuance in December 1997 of a dental claims processing contract which accounted for revenues of $4.9 million during the year. In addition, at December 31, 1997, the Company recognized a $795,000 unusual charge associated with its 20% investment in the THINC joint venture. See Note 20 to the Consolidated Financial Statements.

    The Company's selling, general and administrative expenses increased by $5.1 million, or 32%, as compared to the previous year. This increase can be attributed to higher professional services and contract labor costs, additional bad debt expense and increased legal expenses related to the Company's activities associated with the sale of its election business and the related costs of the DOJ's antitrust investigation.

    The Company's operating profit increased from a loss of $5.6 million in 1996 to earnings of $2.6 million in 1997. However, in 1996, a $15.3 million unusual charge against earnings was recorded as compared to a $5.8 million unusual charge taken in 1997. Eliminating the effect of the unusual charges, the Company's operating profit for 1997 was $1.3 million less than 1996. This decrease in operating profit can primarily be attributed to the additional selling, general and administrative costs discussed above, and the start up costs of $2.6 million expended in 1997 associated with the millennium services business unit. See Note 20 to the Consolidated Financial Statements for a discussion of the Company's unusual charges.

SUBSEQUENT EVENTS

    In February, 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the assets and operations of MIDS, Inc. ("MIDS") for $7.6 million. MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of approximately $5.4 million in 1997. The purchase price consisted of $3.8 million in cash and $3.8 million in the Company's common stock.

    As contingent compensation for the sale of the election business, and as a part of the transactions previously discussed, the Company may receive a commission of up to $2.0 million associated with the sale of computerized vote tabulation equipment to a specific customer account by April 30, 1999, and the Company has retained the right to act as a sales representative with respect to sales of certain election equipment to jurisdictions within the continent of Africa for a period not to exceed seventy-five months from December 31, 1997. Given the uncertainty as to the outcome of activities related to these retained rights, it cannot be ascertained whether the Company will receive any future amounts revenues related thereto.

    On March 3, 1998, the Board of Directors of the Company voted to issue a 100% common stock dividend to shareholders of record on March 20, 1998. The distribution date for the common stock dividend was set by the Board of Directors as April 6, 1998. The effect of the dividend has not been reflected in the accompanying financial statements. The effect will be reflected in financial statements issued subsequent to the distribution date.

WORKING CAPITAL AND LIQUIDITY

    During 1997, the Company's net working capital decreased by $25.5 million from 1996. This change is due primarily to: a net decrease of $9.0 million in cash and cash equivalents and short-term investments as cash was re-allocated to longer term investments; an increase in accrued income taxes of $11.1 million associated with the sale of the election business; and minor changes in other working capital accounts. As of December 31, 1997, the Company's total current assets were 2.1 times total current liabilities.

    The Company's cash flows from continuing operating activities were $20.4 million during 1997, an increase of $8.0 million, or 64%, as compared to the previous year and an increase of $4.1 million when compared to 1995. This increase in 1997, when compared to 1996, can be attributed to an $8.0 million increase in cash provided from changes in accounts receivable. In 1997, payments on employee receivables totaled $1.2 million, and net trade receivables decreased by $2.5 million. This compares to an increase in receivables during 1996 of $4.7 million. In addition, other assets reflected a reduction in pre-paid taxes of $3.0 million during 1997.

    Net cash flows used in investing activities of continuing operations (excluding capital expenditures of discontinued operations) decreased by $9.9 million when compared to 1996. This decrease can be attributed to the cash flow provided by the proceeds from the sale of the elections business of $33.2 million, additional net cash flows from notes receivable activity of $6.2 million and a reduction in capital expenditures from continuing operations of $0.6 million. These sources of cash flows are offset by a net increase in marketable securities purchased over those sold of $25.3 million, and an increase in resources expended to acquire business of $4.0 million.

    During 1997, net cash used in financing activities of continuing operations increased by $14.3 million over 1996. During 1997, the Company repurchased shares of its own stock for $10.2 million. Additionally, cash flows from stock issued in connection with the company stock option plans decreased by $4.5 million.

    Due to continuing positive cash flows from existing operations and anticipated continuing exercises of stock options, the Company generally foresees continuing positive cash flows during the coming year.

    During the upcoming year, the Company may seek acquisitions or mergers to further its strategic and financial objectives. There can be no assurance, however, that any acquisition will be consummated. To the extent the Company identifies an appropriate acquisition candidate and consummates a transaction, the Company's cash flows and financial position could be materially affected. Additionally, the Company's short-term cash flows could be affected in a materially adverse manner in the event of an unforeseen change in business conditions, material loss associated with legal proceedings, internal expansion of operations, or other such events.

    The Company is not currently subject to any material indebtedness or aware of any liabilities which would cause it to believe it will be subject to a materially adverse long-term liquidity position. However, the Company's long-term operating cash flows and liquidity may be subject to materially adverse change based on the factors discussed above.

    Due to the foregoing, and its working capital position, the Company does not maintain any active lines of credit.

                             1996 COMPARED TO 1995

OVERVIEW

    Revenues from continuing operations for 1996 were $3.3 million, or 3%, less than those reported for 1995. Government records management revenues decreased by $1.7 million, or 6%, when compared to 1995, and revenues associated with businesses divested of in late 1995 represented $5.5 million. These decreases in revenues were offset by an increase in consulting revenues of $3.4 million associated with the September 1996 purchase of The Pace Group. Each business unit is discussed in further detail below.

REVENUES

    Revenues from information systems and services remained consistent at $65.8 million for 1996 and 1995. While revenues of $3.1 million associated with the sale of specialized software to hospital emergency care departments represented an increase of $2.0 million, or 183%, in 1996 over 1995, revenues of the insurance and vision care units, totaling $8.9 million, had a combined decrease of $1.1 million, or 11%. Increases in revenues associated with hospital emergency care department software are related to the Company's enhanced marketing of its "EmStat" computer system. Decreases in revenues from the insurance and vision care units relates to reduced sales of packaged software.

    On-site information systems management revenues related to healthcare decreased $1.8 million, or 5%, during 1996. During the third quarter of 1996, certain outsourcing contracts with the Sisters of Providence Health System were canceled. Total revenues derived from these contracts in 1996 were $11.9 million. As a result of the cancellation of the contracts, the Company took a $15.3 million pre-tax charge against earnings in the third quarter of 1996. This charge related primarily to the write-off of goodwill and other intangible assets of the Company's "HealthSource" business unit pursuant to SFAS 121. See
Note 20 to the Consolidated Financial Statements.

    Government records management revenues decreased $2.5 million, or 12%, as compared to the previous year. This decrease relates primarily to the discontinuance of government records management services provided to Cook County, Illinois during the fourth quarter of 1995. Cook County accounted for $2.0 million in revenues during 1995. The Company also sold other government records management accounts during the third quarter of 1995.

    The Pace Group was purchased in September 1996 and the Company created its consulting business unit as a result. Consulting service revenues for the four months of 1996 were $3.4 million. The Pace Group's revenues for the annual period ended December 31, 1996 were $9.8 million. See Note 13 to the Consolidated Financial Statements

    Revenues from other products and services reflected a net decrease of $4.1 million, or 25%, as compared to 1995. A decrease in revenues of $5.5 million relates to the sale of a business unit involved in reselling a variety of public records data to nationwide credit bureaus and other providers of information retrieval services and the discontinuance of a tape media sale and repair business in 1995.

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

    The Company's gross contribution from services decreased from $24.6 million, or 27% of revenues to $22.6 million, or 26% of revenues when compared to 1995. This decrease can be primarily attributed to on site information systems management activity where gross margins fell from 18% in 1995 to 11% in 1996. As previously discussed, certain of the Company's healthcare technology outsourcing contracts were canceled during 1996. Decreased revenues associated with these contract cancellations were not offset by corresponding decreases in expenses. In addition, decreased service revenues associated with government records management were only partially offset by decreased production expenses.

    The Company's selling, general and administrative expenses from continuing operations increased by $2.3 million, or 16%, as compared to the previous year. This increase can be attributed to additional expenses associated with Company's employee benefit plans, increased contract labor costs and selling, general and administrative costs related to consulting services.

    The Company's operating profit from continuing operations decreased from earnings of $14.1 million in 1995 to a loss of $5.7 million in 1996. This can be attributed to a $15.3 million unusual charge against earnings recorded in the third quarter of 1996 and to the changes in gross margin and selling, general administrative expenses set forth immediately above. See Note 20 to the Consolidated Financial Statements for a discussion of the Company's third quarter unusual charge.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information with respect to directors and executive officers of the Company is incorporated herein by reference to the information under the captions "DIRECTORS AND EXECUTIVE OFFICERS" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Company to be held on May 14, 1998 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

    Information with respect to compensation of directors and executive officers of the Company is incorporated herein by reference to the information under the captions "MANAGEMENT COMPENSATION--Summary Compensation Table; Option Grants During 1997 Fiscal Year; Option Exercises During 1997 Fiscal year and Fiscal Year-End Option Values; Report of the Compensation Committee of the Board of Directors on Executive Compensation; and Compensation of Directors" contained in the Proxy Statement.

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

      3. Exhibits

         Reference is made to the Index to Exhibits beginning on page 51 for a list of all exhibits filed as part of this report.

    (b) During the period from October 1, 1997 through December 31, 1997, the Company filed the following Current Reports on Form 8-K.

    DATE OF REPORT                                    ITEM(S) REPORTED
----------------------  -----------------------------------------------------------------------------

November 20, 1997       Press Release: BRC Announces Restructuring of Election Business Sale and
                        Signing of Definitive Agreements.

December 3, 1997        Asset Purchase Agreements consummated on November 18, 1997 between a subsidiary of BRC Holdings, Inc. and American Information Systems, Inc. and
                        the Sequoia Pacific Systems division of Smurfit Packaging Corporation.

December 5, 1997        Pro forma balance sheet of BRC Holdings, Inc. as of September 30, 1997 to reflect the sale and divestiture of its election business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BRC HOLDINGS, INC.

                                By:              /s/ PERRY E. ESPING
                                      ------------------------------------------
                                                   Perry E. Esping,
                                         Chairman and Chief Executive Officer

Date: March 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the date indicated.

                                                    DATE
                                          -------------------------

/s/ PERRY E. ESPING
----------------------------------------
Perry E. Esping,
Chairman, Chief Executive Officer and
Director (Principal Executive Officer)

/s/ J. L. MORRISON
----------------------------------------
J. L. Morrison,
President and Chief Operating Officer

/s/ THOMAS E. KIRALY
----------------------------------------
Thomas E. Kiraly,
Chief Financial Officer (Principal
Financial Officer and Principal
Accounting Officer)
                                          March 25, 1998
/s/ L. D. BRINKMAN
----------------------------------------
L. D. Brinkman, Director

/s/ DAVID H. MONNICH
----------------------------------------
David H. Monnich,
Director and Member of the Audit
Committee

/s/ PAUL T. STOFFEL
----------------------------------------
Paul T. Stoffel,
Director and Member of the Audit
Committee

/s/ ROBERT E. MASTERSON
----------------------------------------
Robert E. Masterson, Director

                               BRC HOLDINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                  [ITEM 14(a)]

                                                                                                               PAGE
                                                                                                             ---------
Consolidated statements of income for the three years ended December 31, 1997..............................     22
Consolidated balance sheets at December 31, 1997 and 1996..................................................     23
Consolidated statements of changes in shareholders' equity for the three years ended December 31, 1997.....     24
Consolidated statements of cash flows for the three years ended December 31, 1997..........................     25
Notes to consolidated financial statements.................................................................     26
Report of Independent Accountants--Price Waterhouse LLP....................................................     49
Financial Statement Schedule II--Valuation and Qualifying Accounts for the three years ended December 31,
  1997.....................................................................................................     50

All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

                               BRC HOLDINGS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Revenues
  Products......................................................  $   16,437,000  $   12,111,000  $   13,486,000
  Services......................................................      91,050,000      88,137,000      90,081,000
                                                                  --------------  --------------  --------------
                                                                     107,487,000     100,248,000     103,567,000
Costs and expenses
  Cost of products..............................................      12,356,000       8,905,000      10,082,000
  Cost of services..............................................      65,472,000      65,529,000      65,447,000
  Selling, general and administrative...........................      21,363,000      16,245,000      13,979,000
  Unusual charges (Note 20).....................................       5,779,000      15,266,000        --
                                                                  --------------  --------------  --------------
                                                                     104,970,000     105,945,000      89,508,000
                                                                  --------------  --------------  --------------

Operating profit (loss).........................................       2,517,000      (5,697,000)     14,059,000
Other income (Note 21)..........................................        --              --             1,283,000
Interest income.................................................       4,823,000       3,807,000       3,480,000
Interest expense (including $33,000 in 1995 to a related
  party)........................................................        (296,000)       (285,000)       (428,000)
                                                                  --------------  --------------  --------------
Income (loss) from continuing operations before income taxes....       7,044,000      (2,175,000)     18,394,000
Income taxes (Note 18)..........................................      (4,478,000)     (3,437,000)     (7,362,000)
                                                                  --------------  --------------  --------------

Income (loss) from continuing operations........................       2,566,000      (5,612,000)     11,032,000
Discontinued operations, net (Note 11):
  Income (loss) from operations (net of income taxes (benefit)
    of $(431,000) in 1997, $2,831,000 in 1996, and $(224,000) in
    1995........................................................        (655,000)      4,246,000        (337,000)
  Gain on sale (net of income taxes of $12,483,000).............      18,339,000        --              --
                                                                  --------------  --------------  --------------
Net income (loss)...............................................  $   20,250,000  $   (1,366,000) $   10,695,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

Earnings per share (Note 19):
  Basic:
    Income (loss) from continuing operations....................  $          .37  $         (.85) $         1.74
    Income (loss) from discontinued operations..................            (.09)            .64            (.05)
    Gain on sale of discontinued operations.....................            2.62        --              --
                                                                  --------------  --------------  --------------
                                                                  $         2.90  $         (.21) $         1.69
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
  Diluted:
    Income (loss) from continuing operations....................  $          .36  $         (.85) $         1.68
    Income (loss) from discontinued operations..................            (.09)            .64            (.05)
    Gain on sale of discontinued operations.....................            2.58        --              --
                                                                  --------------  --------------  --------------
                                                                  $         2.85  $         (.21) $         1.63
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                               BRC HOLDINGS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS
Current assets
  Cash and cash equivalents......................................................  $    6,464,000  $    7,089,000
  Short-term investments (Note 2)................................................      25,084,000      33,440,000
  Accounts receivable, net of allowance for doubtful accounts of $1,938,000 in
    1997 and $539,000 in 1996....................................................      21,094,000      21,417,000
  Current portion of installment and notes receivable (Note 5)...................       5,539,000       7,311,000
  Inventories (Note 3)...........................................................       1,585,000       1,462,000
  Deferred tax asset (Note 18)...................................................       4,623,000       3,099,000
  Other current assets...........................................................       3,277,000       5,573,000
                                                                                   --------------  --------------
    Total current assets.........................................................      67,666,000      79,391,000

Property, plant and equipment, at cost (Note 4)..................................      39,268,000      40,033,000
Less accumulated depreciation....................................................     (28,084,000)    (29,017,000)
                                                                                   --------------  --------------
                                                                                       11,184,000      11,016,000

Long-term investments (Note 2)...................................................      77,833,000      24,211,000
Long-term installment and notes receivable (Note 5)..............................      19,398,000      11,593,000
Purchased software and databases, net (Note 6)...................................         151,000       2,238,000
Goodwill and related intangibles, net (Note 7)...................................      22,867,000      26,833,000
Other assets, net (Note 8).......................................................       3,011,000       1,817,000
Net assets of discontinued operation (Note 11)...................................        --            18,141,000
                                                                                   --------------  --------------
                                                                                   $  202,110,000  $  175,240,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable...............................................................  $    2,671,000  $    2,522,000
  Accrued liabilities (Note 9)...................................................      18,692,000      15,983,000
  Income taxes payable...........................................................      11,148,000        --
  Current portion of notes and capital leases (Note 10)..........................         304,000         525,000
                                                                                   --------------  --------------
    Total current liabilities....................................................      32,815,000      19,030,000

Long-term notes and capital leases (Note 10).....................................         144,000          14,000
Deferred tax liability (Note 18).................................................       1,723,000       2,000,000
Commitments and contingencies (Note 12)..........................................        --              --
Shareholders' equity (Note 16)
  Preferred stock, $10.00 par value; 2,000,000 shares authorized, none issued....        --              --
  Common stock, $.10 par value; 20,000,000 shares authorized,
    6,946,617 and 7,157,224 shares issued and outstanding in 1997
    and 1996, respectively.......................................................         719,000         716,000
  Additional paid-in capital.....................................................      80,414,000      79,375,000
  Retained earnings..............................................................      94,397,000      74,105,000
  Treasury stock, at cost: 240,508 shares........................................      (8,102,000)       --
                                                                                   --------------  --------------
    Total shareholders' equity...................................................     167,428,000     154,196,000
                                                                                   --------------  --------------
                                                                                   $  202,110,000  $  175,240,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See Notes to Consolidated Financial Statements.

                               BRC HOLDINGS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                           COMMON     ADDITIONAL
                                                         STOCK $.10     PAID-IN       RETAINED
                                                         PAR VALUE      CAPITAL       EARNINGS     TREASURY STOCK
                                                         ----------  -------------  -------------  --------------
Balance at January 1, 1995.............................  $  618,000  $  52,612,000  $  64,776,000  $   (2,880,000)
  Net income...........................................      --           --           10,695,000        --
  Exercise of stock options............................      17,000      1,960,000       --             3,858,000
  Stock option tax benefits............................      --          1,807,000       --              --
  Convertible exchangeable notes converted.............      10,000      1,323,000       --              --
  Purchase of common stock for treasury (Note 16)......      --           --             --              (978,000)
                                                         ----------  -------------  -------------  --------------
Balance at December 31, 1995...........................     645,000     57,702,000     75,471,000        --
  Net loss.............................................      --           --           (1,366,000)       --
  Exercise of stock options............................      28,000      7,326,000       --              --
  Stock option tax benefits............................      --          1,622,000       --              --
  Stock issued for acquisition (Note 13)...............      43,000     12,725,000       --              --
                                                         ----------  -------------  -------------  --------------
Balance at December 31, 1996...........................     716,000     79,375,000     74,105,000        --
  Net income...........................................      --           --           20,250,000        --
  Purchase of common stock for treasury (Note 16)......      --           --             --           (10,225,000)
  Exercise of stock options............................       3,000        845,000       (154,000)      2,123,000
  Stock option tax benefits............................      --            194,000        196,000        --
                                                         ----------  -------------  -------------  --------------
Balance at December 31, 1997...........................  $  719,000  $  80,414,000  $  94,397,000  $   (8,102,000)
                                                         ----------  -------------  -------------  --------------
                                                         ----------  -------------  -------------  --------------

                See Notes to Consolidated Financial Statements.

                               BRC HOLDINGS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         1997           1996           1995
                                                                     -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)................................................  $  20,250,000  $  (1,366,000) $  10,695,000
  Adjustments to reconcile net income (loss) to net cash provided by continuing operations:
    (Income) loss from discontinued operations.....................        655,000     (4,246,000)       337,000
    Gain from sale of discontinued operations......................    (18,339,000)      --             --
    Depreciation and amortization..................................      9,714,000      9,575,000      8,983,000
    (Gain) loss on sale of assets..................................       (332,000)       168,000       (468,000)
    Unusual charges................................................      5,779,000     15,266,000       --
  Deferred income tax..............................................     (1,800,000)    (1,498,000)      --
  Changes in assets and liabilities:
    Accounts receivable............................................      3,301,000     (4,730,000)    (1,128,000)
    Inventories....................................................       (123,000)       (71,000)        78,000
    Other assets...................................................      2,483,000     (2,597,000)     1,796,000
    Accounts payable...............................................       (546,000)        81,000       (224,000)
    Other liabilities..............................................       (606,000)     1,886,000     (3,779,000)
                                                                     -------------  -------------  -------------
    Net cash provided by continuing operations.....................     20,436,000     12,468,000     16,290,000
  Net cash provided by (used in) discontinued operations...........      6,342,000      9,643,000     (3,810,000)
                                                                     -------------  -------------  -------------
  Net cash provided by operating activities........................     26,778,000     22,111,000     12,480,000
                                                                     -------------  -------------  -------------
Cash flows from investing activities:
  Capital expenditures.............................................     (3,346,000)    (3,901,000)    (6,982,000)
  Capital expenditures of discontinued operations..................       (643,000)    (2,725,000)    (2,630,000)
  Purchase of investments..........................................    (80,704,000)   (51,837,000)   (37,782,000)
  Redemption of investments........................................     34,552,000     31,023,000     23,364,000
  Proceeds from sale of business units.............................     33,871,000        372,000        200,000
  Net assets of acquired businesses................................     (4,802,000)       774,000       --
  Additions to installment receivables.............................     (5,993,000)    (8,641,000)    (7,389,000)
  Proceeds from installment receivables............................      7,525,000      3,394,000      3,554,000
                                                                     -------------  -------------  -------------
Net cash used in investing activities..............................    (19,540,000)   (31,541,000)   (27,665,000)
                                                                     -------------  -------------  -------------
Cash flows from financing activities:
  Principal payments on notes and capital leases...................       (456,000)      (879,000)    (1,559,000)
  Issuance of common stock.........................................      2,818,000      7,354,000      5,835,000
  Purchases of treasury stock......................................    (10,225,000)      --             (978,000)
                                                                     -------------  -------------  -------------
Net cash provided by (used in) financing activities................     (7,863,000)     6,475,000      3,298,000
                                                                     -------------  -------------  -------------
Increase (decrease) in cash and cash equivalents...................       (625,000)    (2,955,000)   (11,887,000)
Cash and cash equivalents at beginning of year.....................      7,089,000     10,044,000     21,931,000
                                                                     -------------  -------------  -------------
Cash and cash equivalents at end of year...........................  $   6,464,000  $   7,089,000  $  10,044,000
                                                                     -------------  -------------  -------------
                                                                     -------------  -------------  -------------

Supplemental disclosures--Cash payments for income taxes in 1997, 1996 and 1995 were $3,383,000, $7,961,000 and $6,900,000, respectively. Cash payments for interest in 1997, 1996 and 1995 were $296,000, $285,000 and $428,000, respectively. See additional noncash activities in Note 13.

                See Notes to Consolidated Financial Statements.

                               BRC HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying financial statements include the consolidated accounts of BRC Holdings, Inc. ("BRC"), hereafter referred to as the "Company". BRC operates primarily through its wholly-owned subsidiaries, Business Records Corporation, BRC Health Care, and The Pace Group. All significant intercompany transactions and balances have been eliminated.

    As discussed in Note 11 to the Consolidated Financial Statements, the Company divested of its major line of business related to election products and services. Accordingly, for financial reporting purposes, this line of business is reflected as a discontinued operation through the date of disposal in the Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposals of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions".

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

    CASH AND CASH EQUIVALENTS--For purposes of the statements of cash flows, cash and cash equivalents include short-term liquid investments purchased with original maturities of three months or less at date of purchase.

    MARKETABLE SECURITIES--Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's short and long-term marketable debt securities are classified as held to maturity and are carried at amortized portfolio cost.

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

    PURCHASED SOFTWARE AND DATABASES--Purchased software and databases reflect the cost of acquired software, software licenses and databases. Purchased software is amortized using the straight-line method over estimated useful lives ranging from 5 to 7 years. Capitalized costs of databases are amortized using the straight-line method over their estimated lives of 20 years.

    GOODWILL AND RELATED INTANGIBLES--Goodwill and related intangibles reflect the acquired cost of goodwill, customer lists and other items typically resulting from acquisitions accounted for using the purchase method. These intangible assets are amortized using the straight-line method over the estimated period to be benefited by the acquisition of related intangibles ranging from 5 to 25 years. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS 121, the carrying value of long-lived assets, including goodwill, is evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. In performing such review for

                               BRC HOLDINGS, INC.

recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. The fair value of an intangible asset is determined through the use of a discounted cash flow analysis. In 1997 and 1996, the Company recognized such impairments and recorded charges against earnings of $4,984,000 and $15,266,000, respectively, primarily related to goodwill and other intangible assets associated with certain healthcare business units of the Company. See Note 20.

    REVENUE RECOGNITION--It is the Company's policy to recognize revenues when its products are shipped or services are performed. In the event that a particular contract provides for a right of return, the Company does not recognize revenue until such right lapses. Certain long-term contracts are recognized on a percentage-of-completion basis. Under such contracts, earned revenue is based on the percentage that incurred costs to date bear to total estimated costs after giving effect to the most recent estimates of total costs. Losses expected to be incurred on contracts in process are recognized at the time such losses become both probable and estimable. Percentage-of-completion contracts have not constituted a material portion of the Company's revenues for the periods presented.

    In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), was issued and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.

    DEFERRED REVENUES--Advance billings for services are deferred and recorded as revenue in the period in which the related services are rendered.

    INCOME TAXES--The Company presents income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 uses an asset and liability approach to account for income taxes, wherein deferred taxes are provided for book and tax basis differences for assets and liabilities. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided for a portion or all of the deferred tax assets when there is sufficient uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

    ACCOUNTING FOR STOCK-BASED COMPENSATION--In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued. This statement requires the fair value of stock options and other stock-based compensation issued to employees to either be included as compensation expense in the income statement or the pro-forma effect on net income and earnings per share of such compensation expense to be disclosed in the footnotes to the Company's financial statements commencing with the Company's 1996 fiscal year. The Company adopted SFAS 123 on a disclosure basis only. As such, implementation of SFAS 123 has not impacted the Company's consolidated balance sheets or statements of income. See Note 15.

                               BRC HOLDINGS, INC.

    EARNINGS PER SHARE--In February, 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") was issued. This statement requires the presentation of two new earnings per share ("EPS") amounts, basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The statement requires retroactive adoption of the standard effective December 31, 1997. Accordingly, all EPS data presented has been restated. See Note 19 for the additional disclosure required pursuant to SFAS 128.

2.  INVESTMENTS

    Marketable debt securities are classified as held-to-maturity and are carried at amortized portfolio cost. The cost of these securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the underlying security. Such amortization and accretion are included in interest income. The Company invests primarily in government fixed income securities. Realized gains and losses on the sale of investments are determined on a specific identification basis and are included in the Consolidated Statements of Income.

                                                                DECEMBER 31, 1997
                                               ----------------------------------------------------
                                                               GROSS          GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED
                                                  COST         GAINS         LOSSES      FAIR VALUE
                                               ----------  -------------  -------------  ----------
                                                                  (IN THOUSANDS)
State and municipal bonds....................  $   48,835    $     232      $      27    $   49,040
U.S. Government Treasury Notes...............      48,558           86         --            48,644
Other investments............................       5,524            6              9         5,521
                                               ----------        -----            ---    ----------
                                               $  102,917    $     324      $      36    $  103,205
                                               ----------        -----            ---    ----------
                                               ----------        -----            ---    ----------


                                                                DECEMBER 31, 1996
                                               ----------------------------------------------------
                                                               GROSS          GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED
                                                  COST         GAINS         LOSSES      FAIR VALUE
                                               ----------  -------------  -------------  ----------
                                                                  (IN THOUSANDS)
State and municipal bonds....................  $   34,580    $     159      $      49    $   34,690
U.S. Government Treasury Notes...............      20,235           30              2        20,263
Other investments............................       2,836            1             14         2,823
                                               ----------        -----            ---    ----------
                                               $   57,651    $     190      $      65    $   57,776
                                               ----------        -----            ---    ----------
                                               ----------        -----            ---    ----------

                               BRC HOLDINGS, INC.

    Debt securities comprise $98,790 of the $102,917 investment balance at December 31, 1997. The contractual maturities of debt securities at December 31, 1997 are as follows:

                                                                   AMORTIZED
                                                                     COST        FAIR VALUE
                                                                 -------------  -------------
                                                                        (IN THOUSANDS)
Due within one year............................................  $      25,084  $      25,132
Due after one year through five years..........................         73,531         73,769
Due after five years...........................................            175            178
                                                                 -------------  -------------
                                                                 $      98,790  $      99,079
                                                                 -------------  -------------
                                                                 -------------  -------------

3.  INVENTORIES

                                                                     1997           1996
                                                                 -------------  -------------
Finished goods.................................................  $     147,000  $     243,000
Raw materials and supplies.....................................      1,438,000      1,219,000
                                                                 -------------  -------------
                                                                 $   1,585,000  $   1,462,000
                                                                 -------------  -------------
                                                                 -------------  -------------

4.  PROPERTY, PLANT AND EQUIPMENT

                                                                     1997           1996
                                                                 -------------  -------------
Land...........................................................  $     344,000  $     294,000
Building and leasehold improvements............................      6,103,000      5,437,000
Machinery and equipment........................................     32,821,000     34,302,000
                                                                 -------------  -------------
                                                                 $  39,268,000  $  40,033,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    For 1997, 1996 and 1995, the Company recorded depreciation expense of $5,801,000, $6,211,000, and $5,853,000, respectively.

5.  LONG-TERM INSTALLMENT AND NOTES RECEIVABLE

    Long-term installment and notes receivable include notes which relate to the sale of certain assets, products and services in the normal course of business and notes executed in connection with the disposal of certain business units. Installment receivables primarily arose in connection with the Company's previous sale of election products and services. See Note 11. These receivables range in length from 1 to 8 years and bear interest at rates ranging from 4 to
12.5 percent. The carrying value of these receivables approximates the market value at December 31, 1997.

    Notes receivable include employee receivables of $1,138,000 at December 31, 1996 associated primarily with loans for relocation.

                               BRC HOLDINGS, INC.

6.  PURCHASED SOFTWARE AND DATABASES

                                                                     1997           1996
                                                                 -------------  -------------
Software, net of accumulated amortization of $2,540,000 in 1997
  and $5,271,000 in 1996.......................................  $       3,000  $     610,000
Software licenses, net of accumulated amortization of $701,000
  in 1997 and $588,000 in 1996.................................        148,000        260,000
Databases, net of accumulated amortization of $2,685,000 in
  1996.........................................................       --            1,368,000
                                                                 -------------  -------------
                                                                 $     151,000  $   2,238,000
                                                                 -------------  -------------
                                                                 -------------  -------------

7.  GOODWILL AND RELATED INTANGIBLES

                                                                     1997           1996
                                                                 -------------  -------------
Goodwill, net of accumulated amortization of $2,843,000 in 1997 and $3,828,000 in 1996.......................................  $  18,984,000  $  21,160,000
Customer lists, net of accumulated amortization of $2,175,000
  in 1997 and $2,661,000 in 1996...............................      2,862,000      4,942,000
Other items, net of accumulated amortization of $2,379,000 in
  1997 and $1,006,000 in 1996..................................      1,021,000        731,000
                                                                 -------------  -------------
                                                                 $  22,867,000  $  26,833,000
                                                                 -------------  -------------
                                                                 -------------  -------------

8.  OTHER ASSETS

                                                                     1997           1996
                                                                 -------------  -------------
Noncompetition agreements, net of accumulated amortization of
  $2,410,000 in 1997 and $1,990,000 in 1996....................  $   1,155,000  $   1,568,000
Other, net of accumulated amortization of $277,000 in 1997 and
  $285,000 in 1996.............................................      1,856,000        249,000
                                                                 -------------  -------------
                                                                 $   3,011,000  $   1,817,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Noncompetition agreements are amortized using the straight-line method over the term of the underlying agreements which range from 1 to 5 years.

9.  ACCRUED LIABILITIES

                                                                     1997           1996
                                                                 -------------  -------------
Deferred revenues..............................................  $   5,888,000  $   7,297,000
Salaries and benefits..........................................      5,161,000      4,249,000
Other accrued liabilities......................................      7,643,000      4,437,000
                                                                 -------------  -------------
                                                                 $  18,692,000  $  15,983,000
                                                                 -------------  -------------
                                                                 -------------  -------------

                               BRC HOLDINGS, INC.

10. NOTES AND CAPITAL LEASES

                                                                           1997        1996
                                                                        ----------  ----------
12% lease payable to a vendor related to acquisition of computer
  equipment, maturing through 1999....................................  $  353,000  $   --
7% lease payable to a vendor providing certain software licenses,
  maturing through 1998...............................................      48,000     309,000
7% lease payable to a customer related to acquisition of computer
  equipment and related contract concession, maturing through 1997....      --          90,000
Miscellaneous installment notes and capital leases related to equipment and furniture with rates of 5% to 13%, maturing through
  1999................................................................      47,000     140,000
                                                                        ----------  ----------
Total notes and capital leases........................................     448,000     539,000
Less current portion of notes and capital leases......................     304,000     525,000
                                                                        ----------  ----------
Long-term notes and capital leases....................................  $  144,000  $   14,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    As of December 31, 1997, payments due under notes and capital leases are as follows:

Year ending December 31:
  1998..........................................................  $ 323,000
  1999..........................................................    167,000
                                                                  ---------
                                                                    490,000
  Less interest.................................................     42,000
                                                                  ---------
    Principal amount of net payments............................  $ 448,000
                                                                  ---------
                                                                  ---------

    Assets and liabilities resulting from notes and capital leases are included in the balance sheet at December 31, 1997 as follows:

Assets
  Property, plant and equipment.................................  $2,620,000
  Purchased software and databases..............................    265,000
  Goodwill and related intangibles..............................  1,467,000
                                                                  ---------
                                                                  4,352,000
  Lease accumulated depreciation and amortization...............  3,568,000
                                                                  ---------
                                                                  $ 784,000
                                                                  ---------
                                                                  ---------
Liabilities:
  Current portion of notes and capital leases...................  $ 304,000
  Long-term notes and capital leases............................    144,000
                                                                  ---------
                                                                  $ 448,000
                                                                  ---------
                                                                  ---------

                               BRC HOLDINGS, INC.

11. DISCONTINUED OPERATIONS AND DIVESTITURES

    On November 20, 1997, the Company and its wholly-owned subsidiary Business Records Corporation consummated the divestiture of its business of providing goods and services utilized by public authorities in the conduct of elections. The asset purchase agreements executed in connection with this divestiture provided for the sale of the assets and operations of the election business to two companies: American Information Systems, Inc. ("AIS"), now known as Election Systems and Software, Inc., and the Sequoia Pacific Systems division of the Smurfit Packaging Corporation ("Sequoia"). Pursuant to the Asset Purchase Agreement executed with AIS, BRC received consideration consisting of $27.8 million in cash and a $14.1 million promissory note. The note bears interest based on a floating rate equal to the prime lending rate for periods prior to January 1, 2001 and the prime lending rate plus 4% for periods thereafter, and such interest is payable quarterly. The principal amount is due upon maturity of the note on January 1, 2003. Under the Asset Purchase Agreement executed with Sequoia, BRC received a cash payment of $5.4 million. BRC retained notes receivable related to the election business of $12.2 million which are included in the note receivable balances of continuing operations.

    Simultaneous with recording the $14.1 million promissory note, the Company recorded a $4.9 million discount on the note. The discount represents a discount applied to the promissory note to reflect liquidity and credit risks inherent in the note and to more accurately reflect its estimated fair value. The discount reflected management's best estimate based on market information available at the time.

    For accounting purposes, the effective date of the divestiture was October 31, 1997. Accordingly, the operations of the election business were treated as discontinued operations on the Consolidated Statements of Income through the effective date of disposal. Revenues from discontinued operations for the years ended December 31, 1997, 1996 and 1995 were $23.8, $47.5 and $31.1 million, respectively. The Company recorded a pre-tax gain on sale of the election business of $30,822,000.

    In connection with the divestiture, the Company agreed to operate the Berkeley, California and Rockford, Illinois facilities through transition periods ranging from four months to two years beginning November 20, 1997. Under its agreements, BRC is to be reimbursed the costs it incurs during these transition periods. Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation during the period ended December 31, 1997. The Company had no material net assets of discontinued operations as of December 31, 1997. As of March 20, 1998, the Company was operating both facilities.

    As contingent compensation for the sale of the business, and as a part of the foregoing transactions, the Company may receive a commission of up to $2.0 million associated with the sale of computerized vote tabulation equipment to a specific customer account by April 30, 1999. In addition, the Company has retained the right to act as a sales representative with respect to sales of certain election equipment to jurisdictions within the continent of Africa for a period not to exceed seventy-five months from December 31, 1997. Given the uncertainty as to the outcome of activities related to these retained rights, it cannot be ascertained whether the Company will receive any future amounts related thereto.

                               BRC HOLDINGS, INC.

    The net assets of discontinued operations as of December 31, 1996 are summarized as follows (000's):

Current assets.....................................................  $  17,029
Maintenance and equipment, net.....................................      4,538
Other assets.......................................................      2,187
Current liabilities................................................     (4,983)
Other liabilities..................................................       (630)
                                                                     ---------
Net assets of discontinued operations..............................  $  18,141
                                                                     ---------
                                                                     ---------

    On July 31, 1997, the Company divested of its title services business unit for a purchase price of $6.0 million to Title Records Corporation ("TRC"), a subsidiary of Government Records Services, Inc. TRC issued to the Company a $6.0 million promissory note bearing interest at 9% per annum and maturing in February, 2001. Due to the note receivable being collectible over an extended period of time and repayment of the note being highly dependent upon future successful operations of the buyers, management is unable to estimate the degree of collectibility. Accordingly, the Company will record the gain on divestiture of $4.2 million under the installment method of accounting. This business unit had revenues of $5.1 million for the twelve months ended December 31, 1996, and $2.8 million for the first seven months of 1997.

12. COMMITMENTS AND CONTINGENCIES

    As of March 1, 1998, the Company had invested a total of $5,000,000 in MatriDigm Corporation ("MatriDigm"), a privately-held corporation headquartered in San Jose, California. MatriDigm has developed and is marketing an automated technology solution to the Year 2000 computer date problem affecting computer systems. Of this amount, $3,500,000 represents equity holdings and $1,500,000 is represented by a convertible promissory note issued by MatriDigm. See Note 14 for a discussion of the Company's investments in MatriDigm.

    The Company's initial investment in MatriDigm arose in connection with the execution of a consulting agreement and stock purchase agreement with MatriDigm on October 23, 1996. In that agreement, the Company agreed to provide the assistance of its Chairman and Chief Executive Officer, and certain other management services, to assist MatriDigm in the development and growth of its business operations. In consideration for these efforts, the agreement provides that the Company will receive a percentage of the cumulative pre-tax operating income of MatriDigm. Additionally, in connection with the associated stock purchase agreement, the Company invested $1,500,000 for the initial purchase of common stock in MatriDigm. The consulting agreement terminates in December, 1999. In the event that MatriDigm terminates the consulting agreement prior to July 1, 1999, MatriDigm may elect to repurchase a portion of the shares initially issued pursuant to the stock purchase agreement. The percentage of the shares which could be repurchased in such an event, declines through the date of July 1, 1999. As of March 1, 1998, MatriDigm could repurchase shares representing 1.5% of its current equity in the event of termination. As of March 1, 1998, the Company has earned no amounts associated with the share of MatriDigm's cumulative pre-tax operating income as set forth in the consulting agreement. The Company's investment in MatriDigm is being accounted for under the cost method. See Note 14.

    Minimum future rental payments for leased office space and property, plant and equipment, including those of discontinued operations, acquired under operating leases with initial or remaining noncancellable

                               BRC HOLDINGS, INC.

lease terms in excess of one year are: 1998--$2,895,000; 1999--$2,439,000;
2000--$1,233,000; 2001-- $749,000; 2002--$544,000; later years--$324,000;
total--$8,184,000.

    Total rent expense for operating leases was $3,577,000 in 1997, $3,264,000 in 1996 and $2,998,000 in 1995. Rent expense associated with discontinued operations sold on November 20, 1997 was $613,000, $644,000, $460,000 in 1997,
1996 and 1995, respectively.

    In November 1996, the Company executed several agreements with The Health Information Network Connection ("THINC"), a New York limited liability corporation. Pursuant to the terms of a subscription agreement, the Company agreed to purchase a 20% interest in THINC for $750,000, to be invested in varying amounts over a twenty-one month period through August 1998. In addition, the Company has guaranteed a THINC software license fee obligation up to $400,000 plus accrued interest. The Company's investment in THINC is accounted for under the equity method. However, due to the results from operations and uncertain future financial viability of THINC, as of December 31, 1997, the Company recorded an unusual charge against earnings of $795,000 related to its remaining unamortized investment in this joint venture as well as its contingent guarantee of THINC's license fee obligation. See Note 20.

    The Company is party to various lawsuits arising in the ordinary course of its business and does not believe that the outcome of these lawsuits will have a material effect on the Company's financial position or results of operations.

13. ACQUISITIONS

    On July 31, 1997, the Company acquired the assets and operations of Management Consulting Services, Inc. ("MCSI"), a Pittsburgh, Pennsylvania-based provider of systems consulting and integration services, for $3.2 million. In addition, on May 28, 1997, the Company acquired the assets and operations of Code Rite, Inc., now known as Coding Systems, Inc. ("CSI"), a Ft. Worth, Texas-based provider of healthcare coding and transcription services for, $1.5 million. In connection with these purchases, the Company recorded total goodwill of $3.0 million which is being amortized over 15 years. Pro forma historical results are not presented as these acquisitions are not considered material to the Company and would not have had a significant effect on historical results.

    On September 5, 1996, the Company consummated the merger of The Pace Group, Inc. ("The Pace Group"), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 432,835 shares of its common stock in a tax-free exchange for all of the record and beneficial interests held by The Pace Group security holders. In connection with this noncash transaction, which was accounted for as a purchase, assets acquired, liabilities assumed and purchase price were approximately $4,100,000, $1,153,000 and $12,769,000, respectively. As a result, the Company recorded goodwill of $9,822,000 equal to the excess of the purchase price over the fair value of the net assets of The Pace Group. The goodwill is being amortized using the straight-line method over a period of 15 years. The Pace Group, headquartered in Dallas, Texas, provides consulting, development and management services to purchasers and providers of healthcare services.

    The following summarized unaudited pro-forma consolidated results of continuing operations for the years ended December 31, 1996 and 1995 are presented assuming the acquisition of The Pace Group occurred as of January 1, 1995. These pro forma results have been prepared for comparative purposes only

                               BRC HOLDINGS, INC.

and do not propose to be indicative of the results of operations which actually would have resulted had the acquisition been in effect at the dates indicated, or which may occur in the future.

                                                                     1996           1995
                                                                 ------------  --------------
                                                                   (000'S, EXCEPT PER SHARE
                                                                            DATA)
                                                                         (PRO FORMA)

Revenues.......................................................   $  106,605     $  110,219
Net (loss) income from continuing operations...................   $   (5,266)    $   11,434
Net (loss) income from continuing operations per common
  share........................................................   $     (.79)    $     1.75

    On August 17, 1995, the Company consummated the merger of Clinical Resource Systems, Inc. ("CRS"), with a wholly-owned subsidiary of the Company. Under the terms of the agreement, the Company issued 119,351 shares of its common stock in exchange for all of the record and beneficial interest held by CRS security holders. Additionally, outstanding options to acquire CRS common stock were converted to options to acquire 14,381 shares of the Company's common stock. CRS, headquartered in Austin, Texas, provides specialized software to hospital emergency rooms.

    The Company treated the CRS merger as a tax-free reorganization. This transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of CRS for all periods presented.

    Combined and separate results of BRC and CRS for the year ended December 31, 1995 were as follows:

Revenue:
  BRC...........................................................................  $102,486,000
  CRS...........................................................................     1,081,000
                                                                                  ------------
    Total.......................................................................  $103,567,000
                                                                                  ------------
                                                                                  ------------
Income (loss) from continuing operations:
  BRC...........................................................................  $ 11,430,000
  CRS...........................................................................      (398,000)
                                                                                  ------------
    Total.......................................................................  $ 11,032,000
                                                                                  ------------
                                                                                  ------------

    The combined financial results presented above include adjustments and reclassifications made to conform the accounting policies of the two companies. There were no material income adjustments or intercompany transactions between the two companies for the period presented.

    On November 1, 1995, the Company acquired all of the assets and assumed certain liabilities of Megalink, Inc. ("Megalink"), a Florida corporation. Megalink develops and markets voter registration software for use in conducting public elections. Megalink's primary operations are located in West Palm Beach, Florida. In addition to other terms and conditions, the Asset Purchase Agreement provided that the Company would pay $2,000,000 in cash in consideration for the net assets of Megalink. Megalink operations were disposed of in connection with the divestiture of the election business.

    On September 13, 1995, the Company acquired the assets of Computer Election Systems, Inc. ("CES"), a Florida-based provider of specialized punch card ballots and certain of the government records management accounts of Government Records Services, Inc. ("GRS"), located in the southeastern United

                               BRC HOLDINGS, INC.

States. Both companies were under common ownership. The Company acquired these assets in exchange for the sale of certain of its Texas government records management accounts and the receipt of notes payable in the aggregate amount of $1,730,000 issued by GRS and secured by the underlying computer equipment sold to GRS. The operation related to providing specialized punch card ballots was disposed of in connection with the divestiture of the election business.

14. OTHER RELATED PARTY TRANSACTIONS

    The Company has a minority investment in, and has certain consulting and sales representative agreements with MatriDigm. MatriDigm is a privately-held company located in San Jose, California, which specializes in the development and use of computer technologies designed to correct the "Year 2000" date problem which may cause many computer systems to incorrectly identify two digit numbers representing years occurring after 1999 (i.e., "00", "01", etc.) as years occurring during the early part of the twentieth century (1900, 1901, etc.). Pursuant to an agreement between the Company and MatriDigm, a director/officer serves as Chairman of the Board of MatriDigm. Although this director/officer receives no compensation from MatriDigm for his services, an investment trust whose beneficiaries include members of this director/officer's immediate family owns less than ten percent of the outstanding equity securities of MatriDigm and may be deemed to benefit indirectly from business relationships with the Company. As of March 1, 1998, the Company owns 2,000,000 common shares and 1,000,000 preferred shares. The Company paid $3,500,000 for such shares and they bear certain restrictions, including repurchase rights with respect to a portion of the common shares. See Note 12.

    On December 5, 1997, MatriDigm issued to the Company a $1.5 million convertible promissory note and agreement. The note bears interest at 6% per annum, payable quarterly, until the note is converted. The note is convertible, in part or full, into common stock of MatriDigm at the Company's option and terminates upon the closing of a registered public offering of MatriDigm's securities, unless exercised simultaneously with that event. The principal amount of the note outstanding subsequent to the termination of the conversion option period is due and payable in six equal monthly installments beginning January 1, 1999. The rate of conversion of the promissory note is dependent on certain performance requirements by MatriDigm during the first three months of 1998.

    Depending on MatriDigm's achievement of the performance requirements associated with the convertible promissory note and the resulting effect on the rate of conversion, assuming conversion of the promissory note, the Company's total equity ownership in MatriDigm would constitute 9% to 11% of the total outstanding equity of that firm.

    The Company, pursuant to a consulting agreement, receives 5% of the cumulative pre-tax operating profits of MatriDigm in exchange for the services of the director/officer and certain other assistance by the Company. The Company received no payments during 1997 or 1996 with regard to this obligation. Additionally, through a sales representative agreement, the Company serves as a commissioned distributor of MatriDigm services. No commissions were received by the Company during 1997 or 1996 with respect to MatriDigm's services.

                               BRC HOLDINGS, INC.

15. INCENTIVE COMPENSATION PLANS

    The Company provides options to purchase its common stock to officers, directors and employees of the Company through several stock option plans. Although it is not required to do so under each of the plans, the Company's practice is to grant options to purchase its common stock at prices equal to the fair market value of the underlying shares of such common stock on the date of grant. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, to account for its stock option plans. Accordingly, no compensation expense has been recognized in connection with the grants of options during the periods presented. However, the pro-forma net income and earnings per share from continuing operations presented below reflects the pro-forma results of the Company as if the fair value based accounting method prescribed in SFAS 123 had been used to account for stock-based compensation costs, net of taxes, in the Company's Statements of Income.

                                                                           TWELVE MONTHS ENDED DECEMBER
                                                                                        31,
                                                                          -------------------------------
                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
                                                                          (000'S, EXCEPT PER SHARE DATA)
                                                                                    (PRO FORMA)

Net income (loss) from continuing operations............................  $   2,566  $  (5,612) $  11,032
SFAS 123 compensation cost, net of taxes................................     (1,955)    (1,757)      (842)
                                                                          ---------  ---------  ---------
Pro forma net income (loss) from continuing operations..................  $     611  $  (7,369) $  10,190
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Pro forma basic earnings (loss) per share from continuing operations....  $     .09  $   (1.11) $    1.56
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    The results of discontinued operations were not affected by the SFAS 123 disclosure requirements as all stock option plans will continue to be the responsibility of the Company.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1996 and 1995:

                                                                  1997          1996          1995
                                                              ------------  ------------  ------------
Dividend yield..............................................    --            --            --
Expected volatility.........................................    23.9%         17.4%         18.1%
Risk-free rate of return....................................     6.0%          5.9%          6.0%
Expected life...............................................     3.6 years     3.6 years     3.6 years

    As set forth in the following discussion concerning the Company's equity participation plans, the Company may issue purchase plan and bonus plan shares to officers and employees. However, since no such shares have been issued pursuant to such plans since August of 1989, these plans have had no effect on the foregoing computations.

STOCK OPTION PLAN FOR NEW EMPLOYEES AND EMPLOYEES OF ACQUIRED COMPANIES

    The Company's nonqualified performance stock option plan for new employees and employees of acquired companies was adopted in August 1997. It provides for the granting of nonqualified options as incentives to certain prospective employees, advisers and consultants of the Company to encourage retention of employees of acquired companies and the commitment of new employees to achieve the

                               BRC HOLDINGS, INC.

Company's future performance objectives. The aggregate number of shares of common stock at $.10 par value issued under this plan shall not exceed 500,000. The shares are granted by the Stock Option Committee (the "Committee") which determines the eligible persons, the number of shares, the term of vesting, the option price and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable at such times and in such installments as the Committee shall provide in the terms of each individual Stock Option Agreement. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan.

    The following table summarizes activity for the year ended December 31, 1997:

                                                                                                 1997
                                                                                       ------------------------
                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                                         SHARES      EXERCISE
                                                                                         (000'S)       PRICE
                                                                                       -----------  -----------
Options outstanding at January 1.....................................................      --        $  --
Granted..............................................................................          38        34.91
Exercised............................................................................      --           --
Canceled.............................................................................          (2)       32.50
                                                                                              ---
Options outstanding at December 31...................................................          36    $   35.08
                                                                                              ---
                                                                                              ---
Options exercisable at December 31...................................................      --        $  --
                                                                                              ---
                                                                                              ---
Weighted-average fair value of options granted.......................................                $    9.69

    Exercise prices range from $32.50 to $37.00 with a weighted-average remaining contractual life for outstanding options at December 31, 1997 of 9.75 years.

1993 STOCK OPTION PLAN

    The Company's 1993 stock option plan, adopted in April 1993, and further modified by shareholders at their annual meeting on May 17, 1995, provides for the grant of options to key employees, who are selected by the Committee to purchase up to 2,100,000 shares of common stock. The Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable in periodic cumulative installments. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or that have been canceled are available for future grants under the plan.

                               BRC HOLDINGS, INC.

    The following tables summarize activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000'S)       PRICE       (000'S)       PRICE       (000'S)       PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at January 1.............       1,418    $   32.02        1,247    $   30.81        1,136    $   26.69
Granted......................................         126        36.42          430        34.20          514        37.79
Exercised....................................         (90)       29.97         (206)       28.08         (172)       22.84
Canceled.....................................        (191)       36.75          (53)       36.51         (231)       32.21
                                                    -----                     -----                     -----
Options outstanding at December 31...........       1,263    $   31.89        1,418    $   32.02        1,247    $   30.81
                                                    -----                     -----                     -----
                                                    -----                     -----                     -----
Options exercisable at December 31...........         730    $   29.42          617    $   27.29          599    $   25.08
                                                    -----                     -----                     -----
                                                    -----                     -----                     -----
Weighted-average fair value of options
  granted....................................                $   10.00                 $    7.89                 $    8.58
                                                            -----------               -----------               -----------
                                                            -----------               -----------               -----------

                                  OPTIONS OUTSTANDING
                   --------------------------------------------------         OPTIONS EXERCISABLE
                                         WEIGHTED                        ------------------------------
                                          AVERAGE                           NUMBER
                        NUMBER           REMAINING        WEIGHTED       EXERCISABLE        WEIGHTED
   RANGE OF         OUTSTANDING AT      CONTRACTUAL       AVERAGE        AT DECEMBER        AVERAGE
EXERCISE PRICES    DECEMBER 31, 1997       LIFE        EXERCISE PRICE      31, 1997      EXERCISE PRICE
---------------    -----------------    -----------    --------------    ------------    --------------
                        (000'S)                                            (000'S)
 $ 22.50-$29.00              361           5.43            $22.77            361             $22.77
 $ 31.75-$41.00              902           8.12             35.54            369              35.92
---------------            -----                                             ---
 $ 22.50-$41.00            1,263           7.35years       $31.89            730             $29.42
---------------            -----                                             ---
---------------            -----                                             ---

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

    Under the stock option plan, the Company authorized the granting of up to 1,200,000 nonqualified options exercisable at the market price at the date of grant. The Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable in periodic

                               BRC HOLDINGS, INC.

cumulative installments. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan.

    The following tables summarize activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000'S)       PRICE       (000'S)       PRICE       (000'S)       PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at January 1.............          80    $   34.54           83    $   34.48           25    $   32.58
Granted......................................      --           --           --           --               70        34.75
Exercised....................................          (2)       32.45           (2)       33.25           (1)       20.64
Canceled.....................................          (1)       32.69           (1)       32.54          (11)       32.98
                                                      ---                       ---                       ---
Options outstanding at December 31...........          77    $   34.61           80    $   34.54           83    $   34.48
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Options exercisable at December 31...........          54    $   34.55           30    $   34.37            4    $   33.02
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Weighted-average fair value of options
  granted....................................                $  --                     $  --                     $    9.51

    Exercise prices ranged from $32.25 to $34.75 with a weighted-average remaining contractual life for outstanding options at December 31, 1997 of 7.15 years.

1977 STOCK OPTION PLAN

    The Company's stock option plan adopted in February 1977 and modified in January 1991 provides for the granting of nonqualified options to certain of its key employees to purchase up to 400,000 shares of common stock at prices which represent fair market value at date of grant. The Committee determines the number of shares to be granted to such individuals, the term of vesting and such conditions as to the manner of exercise of such options as it may deem necessary. Generally, the options are exercisable in periodic cumulative installments. At the discretion of the Company, either common stock or cash may be paid by the option holder upon exercise of the option. Options that have expired or been canceled are available for future grants under the plan.

    The following tables summarize activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000'S)       PRICE       (000'S)       PRICE       (000'S)       PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at January 1.............          16    $   33.20           80    $   23.92          131    $   20.40
Granted......................................           2        32.50       --           --               14        34.75
Exercised....................................          (2)       21.23          (63)       21.36          (65)       19.06
Canceled.....................................         (10)       34.75           (1)       33.73       --           --
                                                      ---                       ---                       ---
Options outstanding at December 31...........           6    $   23.73           16    $   33.20           80    $   23.92
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Options exercisable at December 31...........           4    $   34.14            7    $   31.11           63    $   21.01
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Weighted-average fair value of options
  granted....................................                $    9.24                 $  --                     $    9.51

                               BRC HOLDINGS, INC.

    Exercise prices range from $32.50 to $34.75 with a weighted-average remaining contractual life for outstanding options at December 31, 1997 of 7.71 years.

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

    These options expire five years from the date granted. No transactions were made in connection with the 1990 Director Stock Option Plan in 1997 and 1996.

    The following table summarizes activity for the year ended December 31, 1995:

                                                                                                 1995
                                                                                       ------------------------
                                                                                                     WEIGHTED
                                                                                                      AVERAGE
                                                                                         SHARES      EXERCISE
                                                                                         (000'S)       PRICE
                                                                                       -----------  -----------
Options outstanding at January 1.....................................................          50    $   12.25
Granted..............................................................................      --           --
Exercised............................................................................         (50)       12.25
Canceled.............................................................................      --           --
                                                                                              ---
Options outstanding at December 31...................................................      --        $  --
                                                                                              ---
                                                                                              ---
Options exercisable at December 31...................................................      --        $  --
                                                                                              ---
                                                                                              ---

    No shares were granted in 1997, 1996 or 1995, or were outstanding at December 31, 1997 and 1996, under this plan, therefore weighted-average grant-date fair values as well as other related computations are not presented.

1995 DIRECTORS STOCK OPTION PLAN

    On August 1, 1995, the Board of Directors adopted, and the shareholders subsequently approved, the Company's 1995 Option Plan for Non-Employee Directors ("1995 Directors Plan") which provides for the granting of stock options to qualified individuals to purchase up to an aggregate of 120,000 shares of common stock. The 1995 Directors Plan provides that non-employee directors will be granted 10,000 shares of common stock on August 1st of each year up to a maximum of 30,000 shares for each non-employee director. Options become exercisable in equal 20% cumulative annual installments commencing with the first anniversary of the date of grant and remain exercisable for a period of up to ten years from the date of grant and are subject to certain cancellation provisions if the individual ceases to serve as a director of the Company during the term of the options.

                               BRC HOLDINGS, INC.

    The following table summarizes activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000'S)       PRICE       (000'S)       PRICE       (000'S)       PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at January 1.............          80    $   36.00           40    $   37.50       --        $  --
Granted......................................          40        35.75           40        34.50           40        37.50
Exercised....................................      --           --           --           --           --           --
Canceled.....................................      --           --           --           --           --           --
                                                      ---                       ---                       ---
Options outstanding at December 31...........         120    $   35.92           80    $   36.00           40    $   37.50
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Options exercisable at December 31...........          24    $   36.50            8    $   37.50       --        $  --
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Weighted-average fair value of options
  granted....................................                $    9.84                 $    8.51                 $    8.72

    Exercise prices ranged from $34.50 to $37.50 with a weighted-average remaining contractual life for outstanding options at December 31, 1997 of 8.72 years.

CLINICAL RESOURCE SYSTEMS, INC. STOCK OPTION PLAN

    In connection with the merger of a wholly-owned subsidiary of the Company with CRS on August 17, 1995, the Company assumed responsibility for existing employee stock options of CRS. See Note 13. Such employee stock options were converted into options to purchase common shares of the Company using the conversion ratio defined in the merger agreement. No further options are available for grant in connection with the former stock option plans of CRS.

    The following tables summarize activity for the years ended December 31, 1997, 1996 and 1995:

                                                         1997                      1996                      1995
                                               ------------------------  ------------------------  ------------------------
                                                             WEIGHTED                  WEIGHTED                  WEIGHTED
                                                              AVERAGE                   AVERAGE                   AVERAGE
                                                 SHARES      EXERCISE      SHARES      EXERCISE      SHARES      EXERCISE
                                                 (000'S)       PRICE       (000'S)       PRICE       (000'S)       PRICE
                                               -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding at January 1.............           4    $   46.56           11    $   37.41       --        $  --
Granted......................................      --           --           --           --               11        37.41
Exercised....................................          (1)       29.71           (6)       29.71       --           --
Canceled.....................................          (3)       55.33           (1)       43.53       --           --
                                                      ---                       ---                       ---
Options outstanding at December 31...........      --        $  --                4    $   46.56           11    $   37.41
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---
Options exercisable at December 31...........      --        $  --                2    $   35.88            9    $   31.20
                                                      ---                       ---                       ---
                                                      ---                       ---                       ---

    Weighted-average grant-date fair value is not provided since the shares were granted in connection with the purchase of CRS. The CRS purchase was accounted for as a pooling of interest. Accordingly, a new measurement date was not created as a result of the merger.

                               BRC HOLDINGS, INC.

16. SHAREHOLDERS' EQUITY

    As of December 31, 1997 and 1996, the Company had 2,000,000 shares of authorized preferred stock, par value $10.00 per share. The preferred stock, if issued, will have such rights and preferences as may be designated by the Company's Board of Directors. Of the 2,000,000 authorized shares of preferred stock, 100,000 shares have been designated as Series A Junior Participating Preferred Stock and 714,285 shares have been designated as 7% Series B Cumulative Exchangeable Preferred Stock. No shares of preferred stock have been issued.

    During 1997, the Company repurchased 255,000 shares of its common stock, in open market transactions, at an average price of $33.53 per share, and 50,000 shares of its common stock in a privately negotiated purchase at $33.50 per share. During 1997, common stock was issued from treasury upon exercise of 64,496 employee stock options. In connection with these exercise transactions, the difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $154,000 was charged to retained earnings. At December 31, 1997, the Company reflected treasury stock of $8,102,000. During 1996, the Company reacquired a total of 1,761 shares of common stock pursuant to a share escrow arrangement entered into in conjunction with the CRS merger. These shares were re-issued pursuant to stock option exercises during 1996. Consequently, none were held as treasury stock at December 31, 1996. During 1995, the Company repurchased a total of 25,834 shares of common stock for $978,000. These shares were re-issued pursuant to stock option exercises during 1995. Consequently, no shares were held as treasury stock at December 31, 1995.

    In 1995, 95,238 shares were issued to a related party upon the conversion of the Company's 10% convertible exchangeable note balance outstanding of $1.3 million.

17. EMPLOYEE BENEFIT PLANS

    Substantially all employees of the Company and its subsidiaries are eligible to participate in defined contribution plans. The costs associated with Company contributions and administrative expenses were $540,000 in 1997, $596,000 in 1996 and $660,000 in 1995.

                               BRC HOLDINGS, INC.

18. INCOME TAXES

    The components of the provision (benefit) for federal and state income taxes are as follows:

                                                                 1997           1996           1995
                                                             -------------  -------------  -------------
Current:
  Federal income tax.......................................  $  14,698,000  $   5,132,000  $   3,519,000
  State income tax.........................................      2,585,000      1,000,000        740,000
                                                             -------------  -------------  -------------
  Total current provision..................................     17,283,000      6,132,000      4,259,000
Deferred:
  Federal income tax.......................................     (1,000,000)      (960,000)     1,155,000
  State income tax.........................................       (143,000)      (526,000)       (83,000)
                                                             -------------  -------------  -------------
  Total deferred...........................................     (1,143,000)    (1,486,000)     1,072,000
                                                             -------------  -------------  -------------
  Total income tax provision...............................  $  16,140,000  $   4,646,000  $   5,331,000
                                                             -------------  -------------  -------------
                                                             -------------  -------------  -------------

    The income tax provision (benefit) is included in the financial statements as follows:

                                                                1997           1996           1995
                                                            -------------  -------------  -------------
Continuing operations.....................................  $   4,478,000  $   3,437,000  $   7,362,000
Discontinued operations...................................       (431,000)     2,831,000       (224,000)
Gain on sale of discontinued operations...................     12,483,000       --             --
                                                            -------------  -------------  -------------
                                                               16,530,000      6,268,000      7,138,000
Direct credits to equity--
  Compensation expense for tax purposes in excess of
    amounts recognized for financial reporting purposes...       (390,000)    (1,622,000)    (1,807,000)
                                                            -------------  -------------  -------------
Total.....................................................  $  16,140,000  $   4,646,000  $   5,331,000
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

    The following summarizes the difference between the federal statutory income tax rate and the effective income tax rate for discontinued and continuing operations:

                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Federal income tax rate...................................................        35%        35%        35%
State income tax, net of federal benefit..................................         4%        16%         4%
Amortization of intangibles...............................................     --             9%         3%
Write-off of non-deductible goodwill......................................         7%        75%     --
Tax exempt interest income and other......................................        (1%)       (7%)       (2%)
                                                                                  ---  ---------        ---
Effective income tax rate.................................................        45%       128%        40%
                                                                                  ---  ---------        ---
                                                                                  ---  ---------        ---

                               BRC HOLDINGS, INC.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset and deferred tax liability at December 31, are presented below:

                                                                                1997           1996
                                                                            -------------  -------------
Net current deferred tax asset:
  Deferred revenue........................................................  $     768,000  $     728,000
  Inventories.............................................................         54,000         12,000
  Accrued compensation....................................................        439,000        563,000
  Bad debt reserves.......................................................        775,000        277,000
  Net operating loss carryforwards........................................       --              757,000
  Other accrued expenses..................................................      1,250,000         50,000
  Assets of discontinued operations.......................................       --            1,101,000
  Other liabilities.......................................................      1,337,000        712,000
                                                                            -------------  -------------
Total net current deferred tax asset......................................  $   4,623,000  $   4,200,000
                                                                            -------------  -------------
                                                                            -------------  -------------
Net long-term deferred tax liability:
  Net operating loss carryforwards........................................  $     688,000  $    --
  Installment sales.......................................................       (862,000)      --
  Liabilities of discontinued operations..................................       --             (186,000)
  Intangibles, net........................................................     (1,941,000)    (2,408,000)
  Fixed assets and other, net.............................................        392,000        408,000
                                                                            -------------  -------------
Total net long-term deferred tax liability................................  $  (1,723,000) $  (2,186,000)
                                                                            -------------  -------------
                                                                            -------------  -------------

19. EARNINGS PER SHARE ("EPS")

    The Company adopted SFAS 128 which establishes standards for computing and presenting EPS. This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. The following sets forth the weighted-average number of shares outstanding computation for the years ended December 31:

BASIC EPS

    Basic EPS data was calculated using the number of weighted-average shares outstanding of 6,983,161 for 1997, 6,645,194 for 1996 and 6,351,914 for 1995.
Basic EPS is calculated by dividing net income figures by the weighted-average number of shares outstanding.

                               BRC HOLDINGS, INC.

DILUTED EPS

                                                                      1997        1996        1995
                                                                   ----------  ----------  ----------
Weighted-average shares..........................................   6,983,161   6,645,194   6,351,914
Incremental shares from assumed conversions:
  Stock options..................................................     135,037     168,185     189,341
  Convertible note...............................................      --          --          23,810
                                                                   ----------  ----------  ----------
Adjusted weighted-average shares.................................   7,118,198   6,813,379   6,565,065
                                                                   ----------  ----------  ----------
                                                                   ----------  ----------  ----------

    For 1995, net income from continuing operations was increased by $20,000 to add back the interest expense, net of tax, associated with the convertible note. The note was converted during 1995, therefore, no adjustment to net income was necessary for 1997 and 1996. Diluted EPS is calculated by dividing adjusted net income by the adjusted weighted-average number of shares outstanding.

20. UNUSUAL CHARGES

    During the fourth quarter of 1997, the Company recognized a $5,779,000 pre-tax charge to earnings, of which $4,984,000 was associated with the write-off of goodwill and other intangible assets of the Company's payor services healthcare business unit. The charge was determined in accordance with SFAS 121. In determining the amount of the impairment charge, the Company compared expected undiscounted future cash flows of the business unit with the carrying value of the related goodwill and other identifiable intangible assets. Expected undiscounted future cash flows were not sufficient to recover the carrying value of such assets, and as such, the Company recognized an impairment loss equal to the difference between the carrying amount and their estimated fair value. The Company relied upon a discounted cash flow analysis to determine the fair value of such assets. In connection with the aforementioned unusual charge, at December 31, 1997, the Company's unamortized investment in, and obligations associated with, its THINC joint venture of $795,000 were taken as a pre-tax charge against earnings. The charge was necessitated by poor financial results from the Company's THINC joint-venture and insufficient continuing cash flows from other operations within the business unit. See Note 12.

    In the third quarter of 1996, the Company recognized a $15,266,000 pre-tax charge to earnings primarily associated with the write-off of goodwill and other intangible assets of its "HealthSource" technology outsourcing business unit of its Health Care division. The charge was determined in accordance with SFAS 121. The charge was a result of the cancellation of certain customer contracts with the Sisters of Providence Health System. Total revenues derived from these contracts were approximately $11.9 million for the year ended December 31, 1996.

21. OTHER INCOME

    During the second quarter of 1995, the Company settled a lawsuit for which it had previously established a reserve approximating the original judgment awarded and associated legal expenses. As a result of the settlement, the Company recorded $823,000 as other income during the second quarter of 1995. In addition, during the fourth quarter of 1995, the statute of limitations expired on a dispute in which the Company had previously established a reserve. An amount equal to approximately $460,000 associated with this case was recorded as other income.

                               BRC HOLDINGS, INC.

22. SUBSEQUENT EVENTS

    In February, 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the business and assets of MIDS, Inc. ("MIDS") for $7.6 million. MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of $5.4 million in 1997. The purchase price consisted of $3.8 million in cash and $3.8 million in BRC common stock.

    On March 3, 1998, the Board of Directors of the Company voted to issue a 100% common stock dividend to shareholders of record on March 20, 1998. The distribution date for the common stock dividend was set by the Board of Directors as of April 6, 1998. The effect of the dividend has not been reflected in the accompanying financial statements. The effect will be reflected in financial statements issued subsequent to the distribution date.

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for 1997 and 1996 are as follows (in thousands, except share data):

                                                                                 THREE MONTHS ENDED (1997)
                                                                       ---------------------------------------------
                                                                        MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                                                                       -----------  ---------  ----------  ---------
Revenue..............................................................   $  25,379   $  27,755  $   26,321  $  28,032
Gross profit.........................................................       7,360       9,137       7,336      5,826
Income (loss) from continuing operations.............................       1,866       2,766       2,323     (4,389)
Discontinued operations, net:
  Income (loss) from operations......................................        (787)          6         241       (115)
  Gain on sale.......................................................      --          --          --         18,339
                                                                       -----------  ---------  ----------  ---------
Net income...........................................................   $   1,079   $   2,772  $    2,564  $  13,835
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------
Basic earnings (loss) per share:
  Continuing operations..............................................   $     .26   $     .40  $      .34  $    (.63)
  Discontinued operations............................................        (.11)     --             .03       (.02)
  Gain on sale.......................................................      --          --          --           2.65
                                                                       -----------  ---------  ----------  ---------
    Total............................................................   $     .15   $     .40  $      .37  $    2.00
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------
Diluted earnings (loss) per share:
  Continuing operations..............................................   $     .26   $     .39  $      .33  $    (.62)
  Discontinued operations............................................        (.11)     --             .03       (.02)
  Gain on sale.......................................................      --          --          --           2.59
                                                                       -----------  ---------  ----------  ---------
    Total............................................................   $     .15   $     .39  $      .36  $    1.95
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------

    Unusual charges totaling $5,779,000 are reflected in the fourth quarter 1997 results. See Note 20.

                               BRC HOLDINGS, INC.

                                                                                 THREE MONTHS ENDED (1996)
                                                                       ---------------------------------------------
                                                                        MARCH 31     JUNE 30    SEPT. 30    DEC. 31
                                                                       -----------  ---------  ----------  ---------
Revenue..............................................................   $  24,385   $  24,596  $   26,266  $  25,001
Gross profit.........................................................       6,464       6,713       7,807      4,830
Income (loss) from continuing operations.............................       2,200       1,885     (11,236)     1,539
Discontinued operations, net:
  Income (loss) from operations......................................         908       2,108         119      1,111
                                                                       -----------  ---------  ----------  ---------
Net income (loss)....................................................   $   3,108   $   3,993  $  (11,117) $   2,650
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------
Basic earnings (loss) per share:
  Continuing operations..............................................   $     .34   $     .29  $    (1.70) $     .22
  Discontinued operations............................................         .14         .33         .02        .16
                                                                       -----------  ---------  ----------  ---------
    Total............................................................   $     .48   $     .62  $    (1.68) $     .38
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------
Diluted earnings (loss) per share:
  Continuing operations..............................................   $     .33   $     .28  $    (1.70) $     .21
  Discontinued operations............................................         .14         .32         .02        .15
                                                                       -----------  ---------  ----------  ---------
    Total............................................................   $     .47   $     .60  $    (1.68) $     .36
                                                                       -----------  ---------  ----------  ---------
                                                                       -----------  ---------  ----------  ---------

    An unusual charge of $15,266,000 is reflected in the third quarter 1996 results. See Note 20.

    Revenues and gross profit for all quarters presented for 1997 and 1996 exclude discontinued operations activity.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of BRC Holdings, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of BRC Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
March 16, 1998

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                   ADDITIONS
                                                           --------------------------
                                               BALANCE AT   CHARGED TO    CHARGED TO
                                               BEGINNING    COSTS AND       OTHER                      BALANCE AT
DESCRIPTION                                    OF PERIOD     EXPENSES    ACCOUNTS(A)    DEDUCTIONS    END OF PERIOD
---------------------------------------------  ----------  ------------  ------------  -------------  -------------
1997:
  Reserve for bad debts--accounts and notes
    receivables..............................  $  689,000  $  1,638,000  $  8,632,000       --        $  10,959,000
  Inventory reserves.........................      77,000        57,000       --            --              134,000
                                               ----------  ------------  ------------        -----    -------------
    Total....................................  $  766,000  $  1,695,000  $  8,632,000       --        $  11,093,000
                                               ----------  ------------  ------------        -----    -------------
                                               ----------  ------------  ------------        -----    -------------
1996:
  Reserve for bad debts--accounts and notes
    receivables..............................  $  810,000  $    (40,000) $    (81,000)      --        $     689,000
  Inventory reserves.........................      57,000        20,000       --            --               77,000
                                               ----------  ------------  ------------        -----    -------------
    Total....................................  $  867,000  $    (20,000) $    (81,000)      --        $     766,000
                                               ----------  ------------  ------------        -----    -------------
                                               ----------  ------------  ------------        -----    -------------
1995:
  Reserve for bad debts--accounts and notes
    receivables..............................  $  417,000  $    761,000  $   (368,000)      --        $     810,000
  Inventory reserves.........................     134,000       (55,000)      (22,000)      --               57,000
                                               ----------  ------------  ------------        -----    -------------
    Total....................................  $  551,000  $    706,000  $   (390,000)      --        $     867,000
                                               ----------  ------------  ------------        -----    -------------
                                               ----------  ------------  ------------        -----    -------------

    The valuation and qualifying accounts information above has been reflected net of discontinued operations. See Note 11 to the Consolidated Financial Statements.

(a) Such amounts relate to the utilization of the valuation and qualifying accounts to specific items for which they were established in the accounts receivables and inventory reserve accounts. In 1997, notes receivable were recorded in connection with divestitures of the election and title businesses and reserves totalling $8.9 million were established. These reserves are included in the 1997 amount reflected above and are offset by a number of immaterial recoveries. See Note 11.

Note: Certain prior year amounts have been reclassified to conform to current year presentation.

                               INDEX TO EXHIBITS

      (3)  Articles of Incorporation and By-Laws:

                  a.  By-Laws, as amended, of Cronus Industries, Inc. (filed as Exhibit 3.2 to the
                      Company's Registration Statement No. 2-94283 on Form S-2 and incorporated herein by reference).

                  b.  Restated Certificate of Incorporation, as amended, of SWECO, Inc. (filed as
                      Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1996, and incorporated herein by reference).

                  c.  Certificate of Amendment to the Restated Certificate of Incorporation of
                      Cronus Industries, Inc. (filed as Exhibit 3(c) to the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                  d.  Certificate of Amendment of Certificate of Incorporation of Cronus
                      Industries, Inc. (filed as Exhibit 3(d) to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                 *e.  Certificate of Amendment to the Restated Certificate of Incorporation of
                      Cronus Industries, Inc.

                 *f.  Certificate of Correction of the Certificate of Amendment to the Restated
                      Certificate of Incorporation of Cronus Industries, Inc.

                 *g.  Certificate of Designation of Series A Junior Participating Preferred Stock
                      of the Company.

                 *h.  Certificate of Designation, Preferences, Rights and Limitations of 7% Series
                      B Cumulative Convertible Exchangeable Preferred Stock of the Company.

                  i.  Certificate of Amendment to the Restated Certificate of Incorporation of
                      Cronus Industries, Inc. (Filed as Exhibit 3(i) to the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                  j.  Certificate of Amendment to the Restated Certificate of Incorporation of
                      Business Records Corporation Holding Company (filed as Exhibit 3(j) to the
                      Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

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

                  c.  The Company's Management Equity Participation Stock Option Plan:

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

                  d.  The Company's 1990 Director Stock Option Plan:

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

                  e.  The Company's Nonqualified Performance Stock Option Plan for Key Employees:

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

                  f.  The Company's Nonqualified Performance Stock Option Plan for New Employees
                      and Employees of Acquired Companies:

                      1.  Nonqualified Performance Stock Option Plan for New Employees and
                      Employees of Acquired Companies (filed as Exhibit 4.1 to the Company's
                          Registration Statement No. 333-44111 on form S-8 and incorporated herein by reference).

                  g.  Asset Purchase Agreement, dated November 18, 1997 between American
                      Information Systems, Inc. and the Company (filed as Exhibit 10.1 to the
                      Company's Current Report on Form 8-K dated December 3, 1997, and incorporated herein by reference).

                  h.  Asset Purchase Agreement, dated November 18, 1997 between the Sequoia
                      Pacific Systems division of the Smurfit Packaging Corporation and the
                      Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K
                      dated December 3, 1997, and incorporated herein by reference).

    *(21)  Subsidiaries of the Registrant.

    *(23)  Consent of Certified Public Accountants.

                 *a.  Consent of Price Waterhouse LLP

   *(27)A  Financial Data Schedule for the Year Ended December 31, 1997. (Pursuant to Item
           601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed"
           for purposes of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended).

   *(27)B  Restated Financial Data Schedule for the periods ending December 31, 1996, December 31,
           1995, March 31, 1996, June 30, 1996 and September 30, 1996.

   *(27)C  Restated Financial Data Schedule for the periods ending March 31, 1997, June 30, 1997 and September 30, 1997.

------------------------

*   Filed herewith