Form 10-Q
period 1998-03-31
BRC HOLDINGS INC
filed 1998-05-15
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period Ended March 31, 1998

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                   Outstanding at March 31, 1998
Common Stock                         14,153,228
$.10 Par Value

                        BRC HOLDINGS, INC.

                              INDEX
                                                                 PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - March 31, 1998 and
               December 31, 1997                                  1

               Consolidated Condensed Statements of
               Income - Three Months Ended March 31,
               1998 and 1997                                      2

               Consolidated Statements of Shareholders'
               Equity - March 31, 1998                            3

               Consolidated Condensed Statements of
               Cash Flows - Three Months Ended March 31,
               1998 and 1997                                      4

               Notes to Consolidated Condensed Financial
               Statements                                         5

               Management's Discussion and Analysis               8

                   PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)
                                               March 31,   December 31,
                                                1998          1997
ASSETS

Current assets:

Cash and cash equivalents. . . . . . .     $  2,126,000   $  6,464,000
Short-term investments . . . . . . . .       37,475,000     25,084,000
Accounts receivable, net . . . . . . .       25,088,000     21,094,000
Current portion of installment and
 notes receivable. . . . . . . . . . .        5,975,000      5,539,000
Inventories (Note 3) . . . . . . . . .        1,580,000      1,585,000
Deferred tax asset . . . . . . . . . .        4,496,000      4,623,000
Other current assets . . . . . . . . .        4,632,000      3,277,000
  Total current assets . . . . . . . .       81,372,000     67,666,000

Property, plant and equipment. . . . .       38,081,000     39,268,000
 Less accumulated depreciation . . . .      (26,952,000)   (28,084,000)
                                             11,129,000     11,184,000

Long-term investments. . . . . . . . .       58,992,000     77,833,000
Long-term installment and notes
  receivable . . . . . . . . . . . . .       18,481,000     19,398,000
Purchased software and databases, net.        1,529,000        151,000
Goodwill and intangibles, net. . . . .       26,914,000     22,867,000
Other assets . . . . . . . . . . . . .        2,872,000      3,011,000

Total assets . . . . . . . . . . . . .     $201,289,000   $202,110,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable. . . . . . . . . . .     $  2,273,000   $  2,671,000
 Accrued liabilities . . . . . . . . .       20,473,000     18,692,000
 Accrued income taxes. . . . . . . . .        1,538,000     11,148,000
 Current portion of capital lease
  obligations. . . . . . . . . . . . .          308,000        304,000
  Total current liabilities. . . . . .       24,592,000     32,815,000

Long-term capital lease obligations. .           79,000        144,000
Deferred tax liability . . . . . . . .        1,650,000      1,723,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . .          728,000        719,000
Additional paid-in capital . . . . . .       84,155,000     80,414,000
Retained earnings. . . . . . . . . . .       96,856,000     94,397,000
Treasury stock (Note 6). . . . . . . .       (6,771,000)    (8,102,000)
  Total shareholders' equity . . . . .      174,968,000    167,428,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . .     $201,289,000   $202,110,000


See accompanying Notes to the Consolidated Condensed Financial Statements.

                        BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                         Three Months Ended March 31,

                                             1998             1997


Revenues . . . . . . . . . . . . . .     $ 28,201,000    $ 25,379,000

Cost of products and services. . . .       20,896,000      18,019,000
Selling, general and administrative.        5,733,000       5,218,000
                                           26,629,000      23,237,000

Operating profit . . . . . . . . . .        1,572,000       2,142,000
Interest income, net . . . . . . . .        2,284,000         957,000

Income from continuing operations
 before income taxes . . . . . . . .        3,856,000       3,099,000
Income taxes . . . . . . . . . . . .        1,541,000       1,233,000

Income from continuing operations. .        2,315,000       1,866,000
Income (loss) from discontinued
 operations (Note 5) (net of income
 taxes of $(30,000) in 1997 and
 606,000 in 1996). . . . . . . . . .           46,000        (787,000)
Net income . . . . . . . . . . . . .     $  2,361,000    $  1,079,000


Earnings per share (Note 7):

  Primary:
  Income from continuing operations.     $        .17    $        .13
  Income (loss) from discontinued
   operations. . . . . . . . . . . .              ---            (.05)
                                         $        .17    $        .08

 Average shares. . . . . . . . . . .       14,017,000      14,311,000

 Diluted:
  Income from continuing operations.     $        .16    $        .12
  Income (loss) from discontinued
   operations. . . . . . . . . . . .              ---            (.05)
                                         $        .16    $        .07

 Average shares. . . . . . . . . . .       14,346,000      14,636,000


Cash dividends per share . . . . . .     $        ---    $       ---


See accompanying Notes to the Consolidated Condensed Financial Statements.

                                BRC HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                                  (Unaudited)


                                     Common     Additional
                                   Stock $.10    Paid-In       Retained       Treasury
                                   par Value     Capital       Earnings         Stock


Balance at December 31, 1996      $   716,000   $79,375,000   $74,105,000   $        ---

 Net income. . . . . . . . . .            ---           ---    20,250,000            ---
 Purchase of common stock for.
  treasury . . . . . . . . . .            ---           ---           ---    (10,225,000)
 Exercise of stock options . .          3,000       845,000      (154,000)     2,123,000
 Stock option tax benefits . .            ---       194,000       196,000            ---

Balance at December 31, 1997          719,000    80,414,000    94,397,000     (8,102,000)

 Net income. . . . . . . . . .            ---          ---      2,361,000            ---
 Exercise of stock options . .            ---          ---        (13,000)     1,331,000
 Stock option tax benefits . .            ---          ---        111,000            ---
 Stock issued for acquisition.
   (Note 4). . . . . . . . . .          9,000    3,741,000                       ---          ---

Balance at March 31, 1998         $   728,000  $84,155,000    $96,856,000   $ (6,771,000)

                                 BRC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended March 31,
                                                              1998              1997
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . .      $  2,361,000      $  1,079,000
  Adjustments to reconcile net income to net
    cash provided by continuing operations:
    Loss (income) from discontinued operations . . .           (46,000)          787,000
    Depreciation . . . . . . . . . . . . . . . . . .         1,228,000         1,359,000
    Amortization . . . . . . . . . . . . . . . . . .           588,000           642,000
    Amortization of bond discount. . . . . . . . . .          (158,000)         (166,000)
    Loss on sale of assets . . . . . . . . . . . . .            47,000           258,000
  Deferred income tax. . . . . . . . . . . . . . . .            55,000            85,000
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . .           194,000        (1,504,000)
    Inventories. . . . . . . . . . . . . . . . . . .             4,000           138,000
    Other assets . . . . . . . . . . . . . . . . . .          (862,000)          617,000
    Accounts payable . . . . . . . . . . . . . . . .          (512,000)         (342,000)
    Other liabilities. . . . . . . . . . . . . . . .         1,219,000         1,658,000
  Net cash provided by continuing operations . . . .         4,118,000         4,611,000

  Net cash provided by discontinued operations . . .            46,000         3,036,000
    Cash used for payment of taxes on divestiture. .       (12,482,000)              ---

Net cash provided by (used in) operating activities.        (8,318,000)        7,647,000

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . . .          (959,000)         (870,000)
  Capital expenditures of discontinued operations. .               ---           (24,000)
  Purchase of investments. . . . . . . . . . . . . .        (1,215,000)      (19,302,000)
  Redemption of investments. . . . . . . . . . . . .         7,263,000         7,904,000
  Acquired business (Note 4) . . . . . . . . . . . .        (3,441,000)              ---
  Additions to installment receivables . . . . . . .           (78,000)         (616,000)
  Proceeds from installment receivables. . . . . . .         1,088,000         1,203,000

Net cash provided by (used in) investing activities.         2,658,000       (11,750,000)

Cash flows from financing activities:
  Principal payments on capital leases . . . . . . .             4,000          (106,000)
  Issuance of common stock . . . . . . . . . . . . .         1,318,000           848,000
  Purchases of treasury stock. . . . . . . . . . . .               ---        (3,272,000)

Net cash provided by (used in) financing activities.         1,322,000        (2,530,000)

Decrease in cash and cash equivalents. . . . . . . .        (4,338,000)       (6,588,000)
Cash and cash equivalents at beginning of period . .      $  6,464,000      $  7,089,000
Cash and cash equivalents at end of period . . . . .      $  2,126,000      $    501,000

Supplemental disclosures -- Cash payments during the first three months of 1998 for income taxes and interest were $10,767,000 and $61,000, respectively. Cash payments (receipts) during the first three months of 1997 for income taxes and interest were $(115,000) and $3,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.

                            BRC HOLDINGS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1988 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

     Revenue Recognition - In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") was issued and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 97-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997. However, on March 31, 1998, Statement of Position 98-4 ("SOP 98-4") was issued, which defers for one year the effective date of certain provisions of SOP 97-2. The Company believes it is currently in compliance with the standard established by SOP 97-2.

     Comprehensive Income - In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income" was issued. This statement was adopted by the Company effective January 1, 1998. The Company has no comprehensive income to report for the periods presented. The Company will show any future comprehensive income amounts as a component of the Consolidated Statements of Shareholder's Equity.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications of the March 31, 1998 balances between current income tax and deferred income tax may be necessary at year end to reflect the annual computation of differences between book and tax income.

3.   Inventories consist of the following:

                                             March 31,       December 31,
                                                1998             1997

     Finished goods. . . . . . .            $ 1,360,000      $ 1,438,000
     Raw materials and supplies.                220,000          147,000
     Net inventories . . . . . .            $ 1,580,000      $ 1,585,000

4. On February 28, 1998, a subsidiary of the Company purchased the assets and operations of MIDS, Inc. ("MIDS"), a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS was purchased for $3.4 million in cash and $3.8 million in common stock. In connection with the purchase, the Company recorded $4.6 million in goodwill which will be amortized over 25 years. MIDS had annual revenues of approximately $5.4 million in 1997.

5. On November 20, 1997, the Company consummated its sale of the assets of its election business to Election Systems and Software, Inc. ("ES&S") a privately-held information systems company headquartered in Omaha, Nebraska. As a result of the sale, the Company entered into transition agreements to operate the Berkeley, California and Rockford, Illinois facilities for a maximum period of two years. Under its agreements, BRC is to be reimbursed for costs it incurs during these transition periods. Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation. The Company had no material net assets of discontinued operations as of March 31, 1998.

     As contingent compensation for the sale of the business, and as a part of the foregoing transactions, the Company may receive a commission of up to $2.0 million associated with the sale of computerized vote tabulation equipment to a specific customer account by April 30, 1999. In addition, the Company was granted the right to act as a sales representative with respect to sales of certain election equipment to jurisdictions within the continent of Africa for a period not to exceed seventy-five months from December 31, 1997. Given the uncertainty as to the outcome of activities related to these retained rights, it cannot be ascertained whether the Company will receive any future amounts related thereto.

6. During 1997, the Company repurchased 255,000 shares of its common stock, in open market transactions, at an average price of $33.53 per share, and 50,000 shares of its common stock in a privately negotiated purchase at $33.50 per share. During 1998 and 1997, common stock was issued from treasury upon exercise of 39,841 and 64,496 employee stock options, respectively. In connection with these exercise transactions, the difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $12,752 and $154,000 was charged to retained earnings during the first quarter of 1998 and for the year ended December 31, 1997, respectively. At March 31, 1998, the Company reflected treasury stock of $6,771,000.

7. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. In addition, the statement requires restatement of all prior-period EPS data. As such, EPS figures for 1997 have been restated.

     The following sets forth the weighted-average number of shares outstanding computation:

     Basic EPS

     Basic EPS data was calculated using the number of weighted-average shares outstanding of 14,017,000 and 14,311,000 for March 31, 1998 and 1997,
     respectively. Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding.

     Diluted EPS
                                                          March 31,
                                                      1998         1997

     Weighted-average shares. . . . . .            14,017,000   14,311,000
     Incremental shares from assumed
       conversions of stock options . .               329,000      325,000
     Adjusted weighted-average shares .            14,346,000   14,636,000


     On March 3, 1998, the Board of Directors of the Company voted to issue a 100% common stock dividend to shareholders of record on March 20, 1998. The distribution date for the common stock was April 6, 1998. As a result, 1997 weighted-average shares and EPS data have been retroactively restated.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Considerations

Except for the historical information contained herein, the matters discussed may include forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in the forward-looking statements. Potential risks and uncertainties include market responses to pricing, competitive factors and pricing pressures, changes in product and service mix required by the Company's customers, results of litigation, the timely development and acceptance of new products and services, changes in customer preferences, inventory risks due to shifts in market demand and costs and liabilities associated with the compliance of the Company provided computer software and hardware with the Year 2000 date convention. Consequently, the actual results realized by the Company could differ materially from the statements made herein.

Discontinued Operations

On November 20, 1997, the Company and its wholly-owned subsidiary, Business Records Corporation, consummated the divestiture of its business of providing goods and services utilized by public authorities in the conduct of elections. In connection with the divestiture, the Company agreed to operate its Berkeley, California and Rockford, Illinois facilities for the benefit of the acquirers through transition periods potentially extending to November 1999.
Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation during the periods ended December 31, 1997 and March 31, 1998. See Note 5 to the unaudited consolidated condensed financial statements.

Revenues from election products and services constituted approximately 1% of the Company's combined revenues from continuing and discontinued operations during the first quarter of 1998, as compared to 15% of such revenues during the first quarter of 1997.

Acquisitions

In February, 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the assets and operations of MIDS, Inc. ("MIDS") for $7.2 million. MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of approximately $5.4 million in 1997. The purchase price consisted of $3.4 million in cash and $3.8 million in the Company's common stock. See Note 5 to the unaudited consolidated condensed financial statements.

Other Considerations

The Company believes that the successful completion of its various efforts to become Year 2000 compliant by the year 2000 is largely dependent on the availability of labor resources. While the Company has not experienced significant problems with the availability of labor resources to date, it has been publicly speculated that labor resources are not adequate to address reprogramming requirements and needs of the entire economy. Assuming the continued availability of resources, the Company does not anticipate a significant risk associated with the completion of its Year 2000 projects. At this time, and based upon current labor costs, the Company has estimated its internal costs to address Year 2000 issues at $5.5 million. These costs are exclusive of the costs associated with the Company's sales, marketing and other costs related to the start up of its millennium technology services business.

Three Months Ended March 31, 1998 and 1997

Revenues from continuing operations for the first quarter of 1998 were $2.8 million, or 11%, greater than those reported during the first quarter of 1997. Technology outsourcing services revenues increased $3.6 million, or 25%, in the first quarter of 1998 when compared to the first quarter of 1997, while consulting services revenues decreased by $0.8 million, or 23%. Millennium services reported initial revenues of $0.8 million.

The increase in technology outsourcing services revenues of $3.6 million during the first quarter of 1998 is primarily related to revenues generated from new on-site systems management contracts with the cities of Carrollton, Texas and Riverside, California. These contracts and additional special project revenues generated an increase in combined revenues of $2.5 million over the first quarter of 1997. In addition, combined revenues totaling $2.1 million were reported by the Company's MCSI and CSI business units which were acquired in 1997 subsequent to the first quarter. These revenue increases were offset somewhat by decreases in revenues from outsourcing services provided to health care accounts. This decrease can be attributed to the attrition of on-site systems management contracts during 1997 and 1996 which have not been replaced, and the Company's strategy of focusing efforts to achieve revenue growth from other products and services including government technology outsourcing and other health care information systems areas.

Government records management revenues increased $0.4 million, or 7%, during the first quarter of 1998 when compared to the first quarter of 1997. This increase is attributed to additional sales of indexing and micrographic services. In addition, the Company's Enduro Binders business unit sales increased during the first quarter of 1998 by $0.1 million, or 7%, over the first quarter of 1997. Enduro provides custom record binders primarily to the government sector.

Consulting services revenues decreased $0.8 million, or 23%, in the first quarter of 1998 as compared to the same period last year. This decrease is a result of the completion of several large, non-recurring consulting engagements by The Pace Group during 1997. Revenues associated with these completed engagements totaled $1.3 million in the first quarter of 1997. This decrease in consulting services revenues was partially offset by revenues of $0.5 million generated by MIDS in March 1998.

During 1997 the Company sold its title services business which accounted for other revenues during the first quarter of 1997 of $1.2 million.

The Company's gross margins for the first quarters of 1998 and 1997 were 26% and 29%, respectively. This decrease in margins can be attributed to lower margins in the consulting services business where first quarter 1998 revenues dropped by 23% when compared to the first quarter of 1997, without a corresponding reduction of costs. Additionally, comparative contribution margins from services sold to health care customers decreased as the Company's services to higher margin outsourcing accounts was replaced by lower margin services from MCSI and CSI. During the quarter, the Company also incurred increased one-time costs associated with a special project for certain governmental software client.

Selling, general and administrative expenses decreased from 20% of revenues in the first quarter of 1997 to 19% of revenues during the first quarter of 1998. In the first quarter of 1997, the Company incurred significant additional administrative cost associated with the divestiture of the election business which was sold in November 1997.

Liquidity and Capital Resources

At March 31, 1998, the Company had net working capital (total current assets minus total current liabilities) of $56.8 million. This represents an increase of $21.9 million in the Company's working capital since December 31, 1997.
This relates primarily to an $8.1 million increase in cash equivalents and short-term investments necessary to meet current cash outlays; a $4.0 million increase in accounts receivable primarily related to the acquisition of MIDS in February 1998; and a $9.6 million reduction in accrued income taxes primarily related to the payment of taxes associated with the sale of the elections business. The Company's total current assets were 3.3 times total current liabilities.

Net cash provided by operating activities from continuing operations during the first quarter of 1998 decreased by $4.1 million when compared to the first quarter of 1997. This change is primarily due to a decrease in other liabilities associated with the payment of liabilities accrued at December 31, 1997 of $2.3 million. In addition, other assets increased $1.0 million with the prepayment of millennium consulting services offset by decreases in accounts receivable of $0.7 million associated with the sale of the title business in July, 1997. The Company also reflected a reduction in employee related receivables of $0.7 million. Net cash used in operating activities of discontinued operations consisted of income taxes paid in connection with the gain on divestiture of the election business of $8.9 million.

Cash flows used in investing activities of continuing operations decreased $14.4 million in the first quarter of 1998 when compared to the first quarter of 1997. This change is primarily a result of an $18.1 million decrease in long-term marketable securities offset by a $3.4 million cash outlay used in the acquisition of MIDS.

Cash flows used in financing activities decreased $3.9 million as compared to the first quarter of 1997. In the first quarter of 1997 the Company purchased $3.3 million in treasury stock, while no such treasury stock purchases were made in the first quarter of 1998. In addition, cash flows from exercises of employee stock options increased $0.5 in the first quarter of 1998 when compared to the first quarter of 1997.

Due to continuing positive cash flows from existing operations and anticipated continuing exercises of stock options, the Company generally foresees experiencing positive cash flows during the coming year.

During the upcoming year, the Company may seek acquisitions or mergers to further its strategic and financial objectives. There can be no assurance, however, that suitable acquisitions will be located or that any proposed transaction will be consummated. To the extent the Company identifies an appropriate acquisition candidate and consummates a transaction, the Company's cash flows and financial position could be materially affected. Additionally, the Company's short-term cash flows could be affected in a materially adverse manner in the event of an unforeseen change in business conditions, material loss associated with legal proceedings or other such events.

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

                                 BRC HOLDINGS, INC.
                                   (Registrant)
                                       By


Date: May 14, 1998               P. E. Esping
                                 Chairman, Chief Executive Officer
                                 and Director (Principal Executive
                                 Officer)


Date: May 14, 1998               J. L. Morrison
                                 President and Chief Operating Officer


Date: May 14, 1998               Thomas E. Kiraly
                                 Chief Financial Officer
                                 (Principal Financial Officer and
                                 Principal Accounting Officer)