Form 10-Q
period 1998-06-30
BRC HOLDINGS INC
filed 1998-08-13
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period Ended June 30, 1998

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                Outstanding at June 30, 1998
Common Stock                                     14,163,328
$.10 Par Value

                        BRC HOLDINGS, INC.


                              INDEX

                                                                 PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - June 30, 1998 and
               December 31, 1997                                  1

               Consolidated Condensed Statements of
               Income - Three Months Ended June 30,
               1998 and 1997                                      2

               Consolidated Condensed Statements of
               Income - Six Months Ended June 30,
               1998 and 1997                                      3

               Consolidated Condensed Statement of
               Shareholders' Equity - June 30, 1998               4

               Consolidated Condensed Statements of
               Cash Flows - Six Months Ended June 30,
               1998 and 1997                                      5

               Notes to Consolidated Condensed Financial
               Statements                                         6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations     10


Part II.  Other Information                                      15

                   PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                                  June 30,     December 31,
                                                    1998           1997
ASSETS

Current assets:

Cash and cash equivalents. . . . . . . . .     $ 12,908,000   $  6,464,000
Short-term investments . . . . . . . . . .       45,518,000     25,084,000
Accounts receivable, net . . . . . . . . .       29,240,000     21,094,000
Current portion of installment and
 notes receivable. . . . . . . . . . . . .        5,140,000      5,539,000
Inventories (Note 3) . . . . . . . . . . .        2,278,000      1,585,000
Deferred tax asset . . . . . . . . . . . .        6,783,000      4,623,000
Other current assets . . . . . . . . . . .        4,970,000      3,277,000
  Total current assets . . . . . . . . . .      106,837,000     67,666,000

Property, plant and equipment. . . . . . .       39,661,000     39,268,000
 Less accumulated depreciation . . . . . .      (27,983,000)   (28,084,000)
                                                 11,678,000     11,184,000

Long-term investments. . . . . . . . . . .       46,237,000     77,833,000
Long-term installment and notes
  receivable . . . . . . . . . . . . . . .        8,775,000     19,398,000
Goodwill and intangibles, net. . . . . . .       27,016,000     22,867,000
Other assets . . . . . . . . . . . . . . .        4,308,000      3,162,000

Total assets . . . . . . . . . . . . . . .     $204,851,000   $202,110,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable. . . . . . . . . . . . .     $  2,915,000   $  2,671,000
 Accrued liabilities . . . . . . . . . . .       17,600,000     18,692,000
 Accrued income taxes. . . . . . . . . . .        2,823,000     11,148,000
 Current portion of notes and capital
  leases . . . . . . . . . . . . . . . . .          307,000        304,000
  Total current liabilities. . . . . . . .       23,645,000     32,815,000

Long-term notes and capital leases . . . .           39,000        144,000
Deferred tax liability . . . . . . . . . .        2,036,000      1,723,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . . . .          719,000        719,000
Additional paid-in capital . . . . . . . .       81,007,000     80,414,000
Retained earnings. . . . . . . . . . . . .      101,024,000     94,397,000
Treasury stock (Note 6). . . . . . . . . .       (3,619,000)    (8,102,000)
  Total shareholders' equity . . . . . . .      179,131,000    167,428,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . . . .     $204,851,000   $202,110,000


See accompanying Notes to the Consolidated Condensed Financial Statements.

                        BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)

                                               Three Months Ended June 30,
                                                   1998           1997

Revenues . . . . . . . . . . . . . . . . .     $ 31,168,000   $ 27,755,000

Cost of products and services. . . . . . .       21,531,000     18,618,000
Selling, general and administrative. . . .        6,018,000      5,572,000
                                                 27,549,000     24,190,000

Operating profit . . . . . . . . . . . . .        3,619,000      3,565,000
Interest income, net . . . . . . . . . . .        1,941,000      1,042,000

Income from continuing operations
 before income taxes . . . . . . . . . . .        5,560,000      4,607,000
Income taxes . . . . . . . . . . . . . . .        2,232,000      1,841,000

Income from continuing operations. . . . .        3,328,000      2,766,000
Income (loss) from discontinued
 operations (Note 5) (net of income tax
 of $625,000 in 1998 and $4,000 in 1997) .          938,000          6,000
Net income . . . . . . . . . . . . . . . .     $  4,266,000   $  2,772,000


Earnings per share (Note 7):

 Basic:
  Income from continuing operations. . . .     $        .23   $        .20
  Income from discontinued operations. . .              .07            ---
                                               $        .30   $        .20

 Average shares. . . . . . . . . . . . . .       14,160,000     13,900,000

 Diluted:
  Income from continuing operations. . . .     $        .23   $        .20
  Income from discontinued operations. . .              .07            ---
                                               $        .30   $        .20

 Average shares. . . . . . . . . . . . . .       14,451,000     14,088,000


Cash dividends per share . . . . . . . . .     $        ---   $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.

                            BRC HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                                 Six Months Ended June 30,

                                                    1998           1997


Revenues . . . . . . . . . . . . . . . . .     $ 59,369,000   $ 53,134,000

Cost of products and services. . . . . . .       42,427,000     36,637,000
Selling, general and administrative. . . .       11,750,000     10,790,000
                                                 54,177,000     47,427,000

Operating profit . . . . . . . . . . . . .        5,192,000      5,707,000
Interest income, net . . . . . . . . . . .        4,224,000      1,999,000

Income from continuing operations
 before income taxes . . . . . . . . . . .        9,416,000      7,706,000
Income taxes . . . . . . . . . . . . . . .        3,773,000      3,074,000

Income from continuing operations. . . . .        5,643,000      4,632,000
Income (loss) from discontinued
 operations (Note 5) (net of income tax
 (benefit) expense of $656,000) in 1998
 and $(521,000) in 1997) . . . . . . . . .          984,000       (781,000)
Net income . . . . . . . . . . . . . . . .     $  6,627,000   $  3,851,000


Earnings per share (Note 7):

 Basic:
  Income from continuing operations. . . .     $        .40   $        .33
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . .              .07           (.06)
                                               $        .47   $        .27

 Average shares. . . . . . . . . . . . . .       14,089,000     14,106,000

 Diluted:
  Income from continuing operations. . . .     $        .39   $        .32
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . . .              .07           (.05)
                                               $        .46   $        .27

 Average shares. . . . . . . . . . . . . .       14,399,000     14,362,000


Cash dividends per share . . . . . . . . .     $        ---   $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.

                           BRC HOLDINGS, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDER'S EQUITY

                            (Unaudited)


                                   Common         Additional
                                    Stock $.10     Paid-In      Retained     Treasury
                                     par Value     Capital      Earnings       Stock

Balance at December 31, 1996      $    716,000  $ 79,375,000  $ 74,105,000  $         ---

 Net income. . . . . . . . . . .           ---           ---    20,250,000            ---
 Purchase of common stock for
  treasury (Note 6). . . . . . .           ---           ---           ---    (10,225,000)
 Exercise of stock options . . .         3,000       845,000      (154,000)     2,123,000
 Stock option tax benefits . . .           ---       194,000       196,000            ---

Balance at December 31, 1997           719,000    80,414,000    94,397,000     (8,102,000)

 Net income. . . . . . . . . . .           ---           ---     6,627,000            ---
 Exercise of stock options . . .           ---       (47,000)          ---      1,245,000
 Stock option tax benefits . . .           ---       128,000           ---            ---
 Stock issued for acquisition
   (Notes 4 and 6) . . . . . . .           ---       512,000           ---      3,238,000

Balance at June 30, 1998          $    719,000  $ 81,007,000  $101,024,000  $  (3,619,000)


                                 BRC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended June 30,
                                                         1998          1997
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . .   $ 6,627,000  $  3,851,000
  Adjustments to reconcile net income to
    net cash provided by continuing operations:
    (Income) loss from discontinued operations . .      (984,000)      781,000
    Depreciation . . . . . . . . . . . . . . . . .     2,443,000     3,850,000
    Amortization . . . . . . . . . . . . . . . . .     1,143,000     1,331,000
    Amortization of bond premium . . . . . . . . .       425,000       550,000
    Loss on disposal of assets . . . . . . . . . .        96,000       145,000
    Deferred income tax. . . . . . . . . . . . . .    (1,847,000)      330,000
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . .    (4,163,000)      (25,000)
    Inventories. . . . . . . . . . . . . . . . . .      (503,000)       99,000
    Other assets . . . . . . . . . . . . . . . . .    (1,011,000)    2,252,000
    Accounts payable . . . . . . . . . . . . . . .         8,000      (450,000)
    Other liabilities. . . . . . . . . . . . . . .    (5,217,000)     (320,000)
  Net cash (used in) provided by continuing
    operations . . . . . . . . . . . . . . . . . .    (2,983,000)   12,394,000
  Net cash provided by (used in) discontinued
    operations:
      Operating/transition activities. . . . . . .        98,000     3,209,000
      Payment of taxes on divestiture. . . . . . .    (8,925,000)          ---
Net cash (used in) provided by operating
  activities . . . . . . . . . . . . . . . . . . .   (11,810,000)   15,603,000

Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . . .    (2,040,000)   (1,899,000)
  Capital expenditures of discontinued operations.           ---       (28,000)
  Purchase of investments. . . . . . . . . . . . .    (6,828,000)  (30,651,000)
  Redemption of investments. . . . . . . . . . . .    17,229,000    25,612,000
  Proceeds from sale of business units . . . . . .    11,309,000        47,000
  Acquired businesses (Note 4) . . . . . . . . . .    (5,194,000)   (1,543,000)
  Additions to installment receivables . . . . . .      (374,000)   (1,186,000)
  Proceeds from installment receivables. . . . . .     3,056,000     4,845,000
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . . .    17,158,000    (4,803,000)

Cash flows from financing activities:
  Principal payments on capital leases . . . . . .      (102,000)     (401,000)
  Issuance of common stock . . . . . . . . . . . .     1,198,000     1,157,000
  Purchases of treasury stock. . . . . . . . . . .           ---   (10,225,000)
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .     1,096,000    (9,469,000)

Increase in cash and cash equivalents. . . . . . .     6,444,000     1,331,000
Cash and cash equivalents at beginning of period .     6,464,000     7,089,000
Cash and cash equivalents at end of period . . . .   $12,908,000  $  8,420,000

Supplemental disclosures -- Cash payments during the first six months of 1998 for income taxes and interest were $14,224,000 and $121,000, respectively. Cash (receipts) payments during the first six months of 1997 for income taxes and interest were $(110,000) and $16,000, respectively.

See accompanying Notes to the Consolidated Condensed Financial Statements.

                         BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1998 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

     On March 3, 1998, the Board of Directors of the Company voted to issue a 100% common stock dividend to shareholders of record on March 20, 1998. The distribution date for the common stock was April 6, 1998. As a result, all historical weighted-average shares and EPS data have been retroactively restated.

     Revenue Recognition - In October 1997, Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") was issued and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into during fiscal years beginning after December 15, 1997. SOP 97-2 was adopted by the Company effective January 1, 1998; however, on March 31, 1998, Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", ("SOP 98-4") was issued, which defers for one year the effective date of certain provisions of SOP 97-2. The Company believes it is currently in compliance with SOP 97-2, as amended by SOP 98-4.

     Comprehensive Income - In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income" was issued. This statement was adopted by the Company effective January 1, 1998. The Company has no comprehensive income to report for the periods presented. The Company expects to present any future comprehensive income amounts as a component of the Consolidated Statements of Shareholder's Equity.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications of the June 30, 1998 balances between current income tax and deferred income tax may be necessary at year end to reflect the annual computation of differences between book and tax income.

3.   Inventories consist of the following:
                                                  June 30,     December 31,
                                                    1998           1997

     Finished goods. . . . . . . . . . .        $ 1,520,000    $ 1,438,000
     Work in progress. . . . . . . . . .            388,000            ---
     Raw materials and supplies. . . . .            370,000        147,000
     Total inventories . . . . . . . . .        $ 2,278,000    $ 1,585,000


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

     On May 31, 1998, a subsidiary of the Company purchased the assets and operations of The Tenacity Manufacturing Company ("Tenacity"), a Cincinnati, Ohio-based producer of products used in government records management. Tenacity was purchased for $1.8 million in cash. In connection with the purchase, the Company recorded $0.6 million in goodwill which will be amortized over 20 years. Tenacity had annual revenues of approximately $2.7 million in 1997.

5. On November 20, 1997, the Company consummated its sale of the assets of its election business to Election Systems and Software, Inc. ("ES&S") and the Sequoia Pacific Systems Division of The Smurfit Packaging Corporation ("Sequoia"). As a result of the sale, the Company entered into transition agreements to operate the Berkeley, California and Rockford, Illinois facilities for a maximum period of two years for the benefit of ES&S and Sequoia. Under its agreements with ES&S and Sequoia, BRC is to be reimbursed for costs it incurs during these transition periods. During July 1998, the Company received notice from ES&S and Sequoia that the transition periods would be concluded in November 1998 for both facilities. Accordingly, the Company will continue to reflect the activity of these operations as a discontinued operation through November 1998. The Company had no material net assets of discontinued operations as of June 30, 1998.

     In June 1998, the Company sold a promissory note representing a portion of the proceeds received in connection with the divestiture of its election business. The note was sold for $11.2 million and a related pre-tax gain of $1.5 million was recorded. This gain has been reported net of tax as a component of income from discontinued operations for the period ended June 30, 1998.

6. During the first six months of 1998 and 1997, common stock was issued from treasury upon exercise of 74,782 and 25,000 employee stock options, respectively. The difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $47,000 and $154,000 was charged to additional paid-in capital and retained earnings, respectively, during the first six months of 1998 and 1997. In addition, on February 28, 1998, the Company issued 195,312 shares of common stock from treasury in association with the acquisition of MIDS, Inc. The difference, between the carrying value of the treasury stock and the acquisition price, of $512,000 was recorded as additional paid-in capital. See Note 4. At June 30, 1998, the Company reflected treasury stock of $3,619,000.

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

     The following sets forth the weighted-average number of shares outstanding computation:

     Basic EPS

     Basic EPS data was calculated using the number of weighted-average shares outstanding of 14,160,000 and 13,900,000 for the three months ended June 30, 1998 and 1997, respectively, and 14,089,000 and 14,106,000 for the six months ended June 30, 1998 and 1997, respectively. Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding.

     Diluted EPS

                                                 Three Months Ended June 30,
                                                    1998            1997

     Weighted-average shares . . . . . .         14,160,000      13,900,000
     Incremental shares from assumed
       conversions of stock options. . .            291,000         188,000
     Adjusted weighted-average shares. .         14,451,000      14,088,000



                                                  Six Months Ended June 30,
                                                    1998            1997

     Weighted-average shares . . . . . .         14,089,000      14,106,000
     Incremental shares from assumed
       conversions of stock options. . .            310,000         256,000
     Adjusted weighted-average shares. .         14,399,000      14,362,000

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

Discontinued Operations

On November 20, 1997, the Company and its wholly-owned subsidiary, Business Records Corporation, consummated the divestiture of its business of providing goods and services utilized by public authorities in the conduct of elections. In connection with the divestiture, the Company agreed to operate its Berkeley, California and Rockford, Illinois facilities for the benefit of the acquirers for transition periods which are currently expected to end in November 1998. Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation through June 30, 1998. See Note 5 to the unaudited consolidated condensed financial statements.

Revenues from election products and services associated with the Company's provision of transition services to ES&S and Sequoia constituted approximately 3% of the Company's combined revenues from continuing and discontinued operations during the second quarter and first six months of 1998. This compared to 19% and 17% of total revenues during the second quarter and first six months of 1997, respectively.

Acquisitions

In February, 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the assets and operations of MIDS, Inc. ("MIDS") for $7.2 million. MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of approximately $5.4 million in 1997. The purchase price consisted of $3.4 million in cash and $3.8 million in the Company's common stock. See Note 4 to the unaudited consolidated condensed financial statements.

In May 1998, a subsidiary of the Company purchased the assets and operations of The Tenacity Manufacturing Company, ("Tenacity") a Cincinnati, Ohio-based producer of government records management products. Tenacity was purchased for $1.8 million in cash. Tenacity had annual revenues of approximately $2.7 million in 1997. See Note 4 to the unaudited consolidated condensed financial statements.

Other Considerations

The Company believes that the successful completion of its various efforts to become Year 2000 compliant by the year 2000 is largely dependent on the availability of labor resources. While the Company has not experienced significant problems with the availability of labor resources to date, it has been publicly speculated that labor resources are not adequate to address reprogramming requirements and needs of all businesses affected by such issues. Assuming the continued availability of resources, the Company does not anticipate a significant risk associated with the completion of its Year 2000 projects. At this time, and based upon current labor costs, the Company has estimated its total remaining internal costs to address Year 2000 issues will be $4.1 million. These costs are exclusive of the costs associated with the Company's sales, marketing and other costs related to the start up of its millennium technology services business.

Three Months Ended June 30, 1998 and 1997

Revenues from continuing operations for the second quarter of 1998 increased $3.4 million, or 12%, over those reported during the second quarter of 1997. The Company experienced revenue growth in most of its product lines during the second quarter. Specifically, information systems and services revenues to governmental clients increased by $1.6 million, or 22%, as compared to the second quarter of 1997. When including revenues associated with information systems and services provided to health care clients, total information systems and services increased by $1.3 million, or 9%. Revenues from the Company's government records management businesses increased by $1.0 million, or 15%, as compared to the previous year. Additionally, during the quarter, the Company produced $1.4 million in revenues from its millennium services business. These and other increases in revenues as compared to the second quarter of the previous year were partially offset by a $1.2 million decrease in revenues associated with the sale of the Company's title plant services business during July of 1997. These changes in revenues are discussed in further detail below.

The increase in information systems and services revenues of $1.3 million during the second quarter of 1998 is primarily related to revenues generated from new on-site systems management contracts with the cities of Carrollton, Texas and Riverside, California. These contracts and additional special project revenues generated an increase in combined revenues of $1.6 million over the second quarter of 1997. In addition, combined revenues totaling $2.1 million were reported by the Company's MCSI and CSI business units which were acquired in July and May 1997, respectively. These revenue increases were offset by a decrease in revenues of $1.9 million, or 35%, from on-site systems management services provided to health care accounts. This decrease can be attributed to the attrition of such accounts during 1997 and 1996.

Government records management revenues increased $1.0 million, or 15%, during the second quarter of 1998 when compared to the second quarter of 1997. This increase is attributed to a growth in customer base and favorable economic conditions which have generated a significant increase in the number of real estate transactions required to be recorded by government entities. In addition, binder sales increased by $0.3 million, or 15%, over the second quarter of 1997 primarily as a result of the acquisition of The Tenacity Manufacturing Company during the second quarter of 1998. (See Note 4 to the unaudited consolidated condensed financial statements).

Consulting services revenues increased $0.9 million, or 22%, in the second quarter of 1998 as compared to the same period last year. This increase is a result of the acquisition of MIDS in February of this year which reported second quarter revenues of $2.2 million. This increase in revenues was offset by a decrease in revenues of The Pace Group where several large, non-recurring consulting engagements were completed in the second half of 1997.

Millennium Services revenues were $1.4 million for the second quarter of 1998. This business unit did not generate revenues in 1997 during its start up phase. While the Company currently anticipates continued growth in revenues from millennium services within the next 18 months, there can be no certainty that potential customers will select the Company's methodology for addressing their Year 2000 concerns.

In July 1997 the Company sold its title services business which accounted for other revenues during the second quarter of 1997 of $1.2 million.

The Company's gross margins for the second quarters of 1998 and 1997 were 31% and 33%, respectively. This decrease in margins can be attributed to lower margins from services sold to health care customers which declined from 28% in 1997 to 17% during 1998 as the Company's services to higher margin outsourcing accounts were replaced by lower margin services provided by the Company's MCSI and CSI business units.

Selling, general and administrative expenses decreased from 20% of revenues in the second quarter of 1997 to 19% of revenues during the second quarter of 1998. In the second quarter of 1997, the Company incurred significant additional administrative costs associated with the divestiture of the election business and start up of its millennium services group. In addition, while second quarter 1998 consulting revenues of The Pace Group have decreased when compared to the second quarter of 1997, no offsetting decrease in general and administrative costs have occurred.

Six Months Ended June 30, 1998 and 1997

Revenues from continuing operations for the first six months of 1998 were $6.2 million, or 12%, greater than those reported during the first six months of 1997. Year to date information systems and services and government records management revenues increased $4.9 million, or 16%, and $1.4 million, or 11%, respectively, when compared to the first six months of 1997. Millennium services reported revenues of $2.2 million for the first half of 1998.

The increase in information systems and services revenues of $4.9 million, or 16%, during the first six months of 1998 is primarily related to new on-site systems management contracts and additional special project revenues generated in the government sector of $4.2 million over the first six months of 1997.
In addition, as previously discussed, MCSI and CSI acquired in July and May of 1997, respectively, jointly generated additional revenues of $4.0 million during the first six months of 1998. The Company's vision care business unit also reflected increased revenues during the first half of 1998 of $0.8 million, or 66%, over those reported in the first six months of 1997 as a result of a large hardware and software sale. These revenue increases were offset by decreases in revenues of $4.2 million from on-site systems management services provided to health care accounts. This decrease can be attributed to the cancellation of large contracts during 1997 and 1996.

Government records management revenues increased $1.4 million, or 11%, during the first six months of 1998 when compared to the first half of 1997. This increase is attributed to additional sales of indexing and micrographic services and favorable economic conditions nationwide as previously discussed. In addition, the Company's binders business unit sales increased in the first six months of 1998 by $0.4 million, or 11%, over the first six months of 1997.

Consulting services revenues increased marginally by $0.1 million, or 1%, in the first half of 1998 as compared to the same period last year. This increase in revenues can primarily be attributed to additional revenues of $2.7 million generated by the Company's acquisition of MIDS. This increase was partially offset due to the completion of several large, non-recurring consulting engagements by The Pace Group during 1997.

For the first six months of 1998, revenues from millennium services were $2.2 million. As previously mentioned, this business unit was in the start up phase during 1997 and no revenues were generated during that period of time.

Other revenues associated with the Company's title services business sold in July 1997 accounted for $2.4 million in revenues during the first half of 1997.

The Company's gross margins for the first six months of 1998 and 1997 were 29% and 31%, respectively. This decrease in margins can be attributed to a shift from higher margin on site systems management contracts with health care institutions which terminated in 1997 and 1996 to lower margin services provided by MCSI and CSI. In addition, the Company's margins in healthcare systems and services, such as the Emstat emergency room software package, have dropped as Year 2000 obligations to existing customers are being fulfilled. During the first quarter, the Company also incurred increased one-time costs associated with a special project for certain governmental software clients.

Selling, general and administrative expenses remained constant at 20% of revenues for the first six months of 1998 and 1997.

Liquidity and Capital Resources

At June 30, 1998, the Company had net working capital (total current assets minus total current liabilities) of $83.2 million. This represents an increase of $48.3 million in the Company's working capital since December 31, 1997.
This relates primarily to a $26.9 million increase in cash equivalents and short-term investments. During June, the Company received $11.3 million in proceeds associated with the sale of a promissory note received in connection with the sale of the Company's Election business. (See Note 5 to the unaudited consolidated condensed financial statements). Proceeds from this note contributed to the increase in short-term investment balances. Additionally, there was an $8.1 million increase in accounts receivable primarily related to the acquisition of MIDS in February 1998 and increased billings by the millennium services business unit. The Company also had an $8.3 million reduction in accrued income taxes which was primarily related to the payment of taxes associated with the sale of the elections business. As of June 30, 1998, the Company's total current assets were 4.5 times total current liabilities.

Net cash used in operating activities from continuing operations during the first half of 1998 increased by $15.4 million when compared to the first half of 1997. This change is primarily due to a decrease in other liabilities of $4.9 million associated with the payment of liabilities accrued at December 31, 1997. In addition, accounts receivable has increased $4.2 million primarily due to the Company's revenue growth. Other assets increased $3.3 million with the prepayment of millennium consulting services and increases in the amount of accrued interest receivables. Net cash used in operating activities of discontinued operations included income taxes paid of $8.9 million in connection with the gain on divestiture of the election business.

Cash flows provided by investing activities of continuing operations increased $21.9 million in the first half of 1998 when compared to the first half of 1997. This change is primarily a result of a $23.8 million decrease in long-term marketable security purchases, offset by a decrease in cash provided from the redemption of long-term securities of $8.4 million. In addition, as mentioned above, the Company received $11.3 million in payments from a promissory note received in connection with the divestiture of the Company's election business. The note was sold for $11.2 million at a gain, net of taxes and commissions, of $0.8 million. These proceeds are offset by a $3.7 million increase in funds used to acquire businesses.

Cash flows used in financing activities decreased $10.6 million as compared to the first half of 1997. During the first six months of 1997 the Company purchased $10.2 million in treasury stock, while no such treasury stock purchases were made during the first six months of 1998.

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

                       PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 A.  Exhibits

      27. Financial Data Schedule for the Six Months Ended June 30, 1998. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data
           Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended).

 B.  Reports on Form 8-K

      During the period from April 1, 1998 through June 30, 1998 the Company did not file a Current Report on Form 8-K.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BRC HOLDINGS, INC.

                           (Registrant)

                                By

Date:  August 13, 1998                /s/ J. L. Morrison
                                      J. L. Morrison
                                      President and Chief Operating Officer





Date: August 13, 1998                 /s/ Thomas E. Kiraly
                                      Thomas E. Kiraly
                                      Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)