Form 10-Q
period 1998-09-30
BRC HOLDINGS INC
filed 1998-11-12
CIK 205219

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            __________
                            Form 10-Q


          /X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1998

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

                                        Yes    X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                        Outstanding at September 30, 1998
Common Stock                               13,738,144
$.10 Par Value

                        BRC HOLDINGS, INC.

                              INDEX

                                                                    PAGE

Part I.   Financial Information (Unaudited)

               Consolidated Condensed Balance
               Sheets - September 30, 1998 and
               December 31, 1997                                      1

               Consolidated Condensed Statements
               of Income - Three Months Ended
               September 30, 1998 and 1997                            2

               Consolidated Condensed Statements
               of Income - Nine Months Ended
               September 30, 1998 and 1997                            3

               Consolidated Condensed Statement of
               Shareholders' Equity - Nine Months
               Ended September 30, 1998 and Year
               Ended December 31, 1997                                4

               Consolidated Condensed Statements
               of Cash Flows - Nine Months Ended
               September 30, 1998 and 1997                            5

               Notes to Consolidated Condensed Financial
               Statements                                             6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations         11


Part II.  Other Information                                          18

                   PART I.  FINANCIAL INFORMATION

                        BRC HOLDINGS, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Unaudited)

                                                September 30,    December 31,
ASSETS                                              1998            1997

Current assets:

Cash and cash equivalents. . . . . . .          $ 1,366,000     $  6,464,000
Short-term investments . . . . . . . .           63,431,000       25,084,000
Accounts receivable, net . . . . . . .           30,457,000       21,094,000
Current portion of installment and
 notes receivable. . . . . . . . . . .            5,176,000        5,539,000
Inventories (Note 3) . . . . . . . . .            1,925,000        1,585,000
Deferred tax asset . . . . . . . . . .            6,783,000        4,623,000
Interest receivable on investments . .            1,572,000        1,831,000
Other current assets . . . . . . . . .            2,236,000        1,446,000
  Total current assets . . . . . . . .          112,946,000       67,666,000

Property, plant and equipment. . . . .           39,081,000       39,268,000
 Less accumulated depreciation . . . .          (27,671,000)     (28,084,000)
                                                 11,410,000       11,184,000

Long-term investments (Note 4) . . . .           38,445,000       77,833,000
Long-term installment and notes
  receivable . . . . . . . . . . . . .            8,115,000       19,398,000
Goodwill and intangibles, net. . . . .           26,506,000       22,867,000
Other assets . . . . . . . . . . . . .            4,079,000        3,162,000

Total assets . . . . . . . . . . . . .         $201,501,000     $202,110,000

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable. . . . . . . . . . .         $  3,315,000     $  2,671,000
 Accrued liabilities . . . . . . . . .           18,005,000       18,692,000
 Accrued income taxes. . . . . . . . .            1,526,000       11,148,000
 Current portion of notes and capital
  leases . . . . . . . . . . . . . . .              295,000          304,000
  Total current liabilities. . . . . .           23,141,000       32,815,000

Long-term notes and capital leases . .                  ---          144,000
Deferred tax liability . . . . . . . .            2,036,000        1,723,000

Shareholders' Equity:

Common stock . . . . . . . . . . . . .              719,000          719,000
Additional paid-in capital . . . . . .           81,081,000       80,414,000
Retained earnings. . . . . . . . . . .          104,684,000       94,397,000
Treasury stock (Note 7). . . . . . . .          (10,160,000)      (8,102,000)
  Total shareholders' equity . . . . .          176,324,000      167,428,000

Total liabilities and shareholders'
  equity . . . . . . . . . . . . . . .         $201,501,000     $202,110,000

See accompanying Notes to the Consolidated Condensed Financial Statements.

                        BRC HOLDINGS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)


                                            Three Months Ended September 30,

                                                 1998             1997


Revenues . . . . . . . . . . . . . . . .     $ 33,966,000      $ 26,321,000

Cost of products and services. . . . . .       23,345,000        18,985,000
Selling, general and administrative. . .        6,266,000         4,492,000
                                               29,611,000        23,477,000

Operating profit . . . . . . . . . . . .        4,355,000         2,844,000
Interest income, net . . . . . . . . . .        1,646,000         1,044,000

Income from continuing operations
 before income taxes . . . . . . . . . .        6,001,000         3,888,000
Income taxes . . . . . . . . . . . . . .        2,380,000         1,565,000

Income from continuing operations. . . .        3,621,000         2,323,000
Income from discontinued operations
 (Note 6) (net of income tax of $27,000
 in 1998 and $160,000 in 1997) . . . . .           40,000           241,000
Net income . . . . . . . . . . . . . . .     $  3,661,000      $  2,564,000


Earnings per share (Note 8):

 Basic:
  Income from continuing operations. . .     $        .26      $        .17
  Income from discontinued operations. .              ---               .02
                                             $        .26      $        .19

 Average shares. . . . . . . . . . . . .       14,070,000        13,796,000

 Diluted:
  Income from continuing operations. . .     $        .26      $        .17
  Income from discontinued operations. .              ---               .01
                                             $        .26      $        .18

 Average shares. . . . . . . . . . . . .       14,245,000        14,059,000


Cash dividends per share . . . . . . . .     $        ---      $        ---



See accompanying Notes to the Consolidated Condensed Financial Statements.

                            BRC HOLDINGS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)

                                               Nine Months Ended September 30,

                                                    1998             1997


Revenues . . . . . . . . . . . . . . . .        $93,335,000       $79,455,000

Cost of products and services. . . . . .         65,772,000        55,622,000
Selling, general and administrative. . .         18,017,000        15,282,000
                                                 83,789,000        70,904,000

Operating profit . . . . . . . . . . . .          9,546,000         8,551,000
Interest income, net . . . . . . . . . .          5,871,000         3,043,000

Income from continuing operations
 before income taxes . . . . . . . . . .         15,417,000        11,594,000
Income taxes . . . . . . . . . . . . . .          6,153,000         4,639,000

Income from continuing operations. . . .          9,264,000         6,955,000
Income (loss) from discontinued
 operations (Note 6) (net of income tax
 expense (benefit) of $683,000 in 1998
 and $(360,000) in 1997) . . . . . . . .          1,024,000          (540,000)
Net income . . . . . . . . . . . . . . .        $10,288,000       $ 6,415,000


Earnings per share (Note 8):

 Basic:
  Income from continuing operations. . .        $       .66       $       .50
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . .                .07              (.04)
                                                $       .73       $       .46

 Average shares. . . . . . . . . . . . .         14,083,000        14,003,000

 Diluted:
  Income from continuing operations. . .        $       .65       $       .49
  Income (loss) from discontinued
   operations. . . . . . . . . . . . . .                .07              (.04)
                                                $       .72       $       .45

 Average shares. . . . . . . . . . . . .         14,347,000        14,261,000


Cash dividends per share . . . . . . . .        $       ---       $       ---



See accompanying Notes to the Consolidated Condensed Financial Statements.

                       BRC HOLDINGS, INC.
   CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                          (Unaudited)


                                       Common      Additional
                                     Stock $.10      Paid-In        Retained       Treasury
                                     par Value       Capital        Earnings         Stock


Balance at December 31, 1996       $   716,000    $ 79,375,000    $ 74,105,000   $        ---

 Net income. . . . . . . . . . .           ---             ---      20,250,000            ---
 Purchase of common stock for
  treasury (Note 7). . . . . . .           ---             ---             ---    (10,225,000)
 Exercise of stock options . . .         3,000         845,000        (154,000)     2,123,000
 Stock option tax benefits . . .           ---         194,000         196,000            ---

Balance at December 31, 1997           719,000      80,414,000      94,397,000     (8,102,000)

 Net income. . . . . . . . . . .           ---             ---      10,288,000            ---
 Exercise of stock options . . .           ---             ---          (1,000)     1,932,000
 Purchase of common stock for
  treasury (Note 7). . . . . . .           ---             ---             ---     (7,228,000)
 Stock option tax benefits . . .           ---         155,000             ---            ---
 Stock issued for acquisition
   (Notes 5 and 7) . . . . . . .           ---         512,000             ---      3,238,000

Balance at September 30, 1998      $   719,000    $ 81,081,000    $104,684,000   $(10,160,000)


                                 BRC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                 Nine Months Ended September 30,
                                                     1998              1997
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . .  $ 10,288,000    $  6,415,000
    Adjustments to reconcile net income to net
      cash from continuing operations:
     (Income) loss from discontinued operations.    (1,023,000)        540,000
    Depreciation . . . . . . . . . . . . . . . .     3,621,000       5,144,000
    Amortization . . . . . . . . . . . . . . . .     1,745,000       1,464,000
    Amortization of bond premium . . . . . . . .       801,000         750,000
    Loss on disposal of assets . . . . . . . . .       110,000         269,000
    Deferred income tax. . . . . . . . . . . . .    (1,847,000)        256,000
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . .    (7,786,000)      3,259,000
    Inventories. . . . . . . . . . . . . . . . .      (151,000)       (223,000)
    Other assets . . . . . . . . . . . . . . . .     1,721,000         417,000
    Accounts payable . . . . . . . . . . . . . .       408,000        (663,000)
    Other liabilities. . . . . . . . . . . . . .       529,000      (1,422,000)
  Net cash provided by continuing operations . .     8,416,000      16,206,000
  Net cash provided by (used in) discontinued
    operations:
      Operating/transition activities. . . . . .       222,000       7,808,000
      Payment of taxes on divestiture. . . . . .   (12,524,000)            ---
Net cash (used in) provided by operating
  activities . . . . . . . . . . . . . . . . . .    (3,886,000)     24,014,000
Cash flows from investing activities:
  Capital expenditures . . . . . . . . . . . . .    (2,992,000)     (2,470,000)
  Capital expenditures of discontinued
    operations . . . . . . . . . . . . . . . . .           ---      (1,038,000)
  Purchase of investments. . . . . . . . . . . .   (21,877,000)    (38,446,000)
  Redemption of investments. . . . . . . . . . .    19,817,000      37,024,000
  Proceeds from sale of business units . . . . .    11,216,000         481,000
  Acquired businesses (Note 5) . . . . . . . . .    (4,999,000)     (4,824,000)
  Additions to installment receivables . . . . .      (700,000)     (1,686,000)
  Proceeds from installment receivables. . . . .     3,773,000       4,124,000
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . .     4,238,000      (6,835,000)

Cash flows from financing activities:
  Principal payments on capital leases . . . . .      (153,000)       (424,000)
  Issuance of common stock . . . . . . . . . . .     1,931,000       1,529,000
  Purchases of treasury stock. . . . . . . . . .    (7,228,000)    (10,225,000)
Net cash used in financing activities. . . . . .    (5,450,000)     (9,120,000)

Increase (decrease) in cash and cash equivalents    (5,098,000)      8,059,000
Cash and cash equivalents at beginning of period     6,464,000       7,089,000
Cash and cash equivalents at end of period . . .  $  1,366,000    $ 15,148,000


Supplemental disclosures -- Cash payments during the first nine months of 1998 for income taxes and interest were $17,633,000 and $162,000, respectively. Cash payments during the first nine months of 1997 for income taxes and interest were $1,054,000 and $199,000, respectively.


See accompanying Notes to the Consolidated Condensed Financial Statements.

                         BRC HOLDINGS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. ("BRC") (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

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

     Comprehensive Income - In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income" was issued. This statement was adopted by the Company effective January 1, 1998. The Company has no comprehensive income to report for the periods presented. The Company expects to present any future comprehensive income amounts as a component of the Consolidated Statements of Shareholders' Equity.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications of the September 30, 1998 balances between current income tax and deferred income tax may be necessary at year end to reflect the annual computation of differences between book and tax income.

3.   Inventories consist of the following:

                                          September 30,     December 31,
                                              1998              1997

     Raw materials and supplies. .        $ 1,444,000       $ 1,438,000
     Work in progress. . . . . . .                ---               ---
     Finished goods. . . . . . . .            481,000           147,000
     Total inventories . . . . . .        $ 1,925,000       $ 1,585,000


4. Long-term investments includes a $5,027,500 minority investment in equity securities of MatriDigm Corporation ("MatriDigm"), a privately-held information technology firm, headquartered in San Jose, California. MatriDigm specializes in automated solutions to the "Year 2000" computer date recognition problem. On October 6, 1998, MatriDigm announced that it has executed a definitive Merger Agreement with Zitel Corporation, a publicly-traded information systems concern, headquartered in Fremont, California.

5. On February 28, 1998, a subsidiary of the Company purchased the assets and operations of MIDS, Inc. ("MIDS"), a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS was purchased for $3.4 million in cash and $3.8 million in common stock. In connection with the purchase, the Company recorded $4.6 million in goodwill which will be amortized over 25 years. MIDS had annual revenues of approximately $5.4 million in 1997.

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

6. On November 20, 1997, the Company consummated its sale of the assets of its election business to Election Systems and Software, Inc. ("ES&S") and the Sequoia Pacific Systems Division of The Smurfit Packaging Corporation ("Sequoia"). As a result of the sale, the Company entered into transition agreements to operate the Berkeley, California and Rockford, Illinois facilities for a maximum period of two years for the benefit of ES&S and Sequoia. Under its agreements with ES&S and Sequoia, BRC is to be reimbursed for costs it incurs during these transition periods. In July 1998, the Company received notice from ES&S and Sequoia that the transition periods would be concluded in November 1998 for both facilities. Accordingly, the Company will continue to reflect the activity of these operations as a discontinued operation through November 1998. The Company had no material net assets of discontinued operations as of September 30, 1998.

     In June 1998, the Company sold a promissory note representing a portion of the proceeds received in connection with the divestiture of its election business. The note was sold for $11.2 million and a related pre-tax gain of $1.5 million was recorded. This gain was reported net of tax as a component of income from discontinued operations for the period ended June 30, 1998. In 1998, the Company paid $12.5 million of income tax associated with the gain on sale of the election business.

7. During the first nine months of 1998, the Company repurchased 465,950 shares of its common stock, in open market transactions, at an average price of $15.51 per share. During the first nine months of 1997, the Company repurchased 510,000 shares of its common stock, in open market transactions, at an average price of $16.76, and 100,000 shares of its common stock in a privately negotiated purchase at $16.75 per share. During the first nine months of 1998 and 1997, common stock was issued from treasury upon exercise of 115,548 and 47,392 employee stock options, respectively. The difference between the aggregate option exercise proceeds and the Company's basis in the treasury stock of $2,000 and $26,000 was charged to retained earnings during the first nine months of 1998 and 1997, respectively. In addition, on February 28, 1998, the Company issued 195,312 shares of common stock from treasury in association with the acquisition of MIDS, Inc. The difference between the carrying value of the treasury stock and the acquisition price of $512,000 was recorded as additional paid-in capital. See Note 5. At September 30, 1998, the Company reflected treasury stock of $10,160,000.

8. During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which establishes standards for computing and presenting earnings per share ("EPS"). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. In addition, the statement requires restatement of all prior-period EPS data. As such, EPS figures for 1997 have been restated.

     The following sets forth the weighted-average number of shares outstanding:

     Basic EPS

     Basic EPS data was calculated using the number of weighted-average shares outstanding of 14,070,000 and 13,796,000 for the three months ended September 30, 1998 and 1997, respectively, and 14,083,000 and 14,003,000 for the nine months ended September 30, 1998 and 1997, respectively. Basic EPS is calculated by dividing net income by the weighted-average number of shares outstanding.

     Diluted EPS

     The following is a reconciliation of the weighted-average shares used in the calculation of basic EPS to the adjusted weighted-average shares used in the calculation of diluted EPS.

                                              Three Months Ended September 30,
                                                  1998                1997

     Weighted-average shares . . . . . .       14,070,000          13,796,000
     Incremental shares from assumed
       conversions of stock options. . .          175,000             263,000
     Adjusted weighted-average shares. .       14,245,000          14,059,000



                                               Nine Months Ended September 30,
                                                  1998                1997

     Weighted-average shares . . . . . .       14,083,000          14,003,000
     Incremental shares from assumed
       conversions of stock options. . .          264,000             258,000
     Adjusted weighted-average shares. .       14,347,000          14,261,000


     Diluted EPS is computed by dividing net income by the adjusted weighted-average shares outstanding.

9. The Company has continued to address Year 2000 issues throughout 1998 by completing all inventorying, assessment, analysis and high level planning required to remediate (1) its software products sold to customers, (2) its obligations, if any, under certain software support, outsourcing or other service contracts and (3) its internal operational and financial systems. As of September 30, 1998, assuming the continued availability of labor resources, the Company believes that all currently known Year 2000 issues which could have a significant effect on the Company will be addressed by December 31, 1999. With respect to Year 2000 issues relating to third parties with which the Company has a material relationship, the Company is in the process of obtaining Year 2000 certification documentation. The Company believes that its key vendors are addressing Year 2000 issues in a satisfactory manner, however, the Company can make no assurances that all vendors will be Year 2000 compliant in a timely manner. In the event that certain third parties with which the Company relies upon to conduct business, such as telephone, electric or other utility providers, are not Year 2000 compliant in a timely fashion, the Company could be affected in a materially adverse manner.

     Currently, the Company has not developed a contingency plan to address its most reasonably likely worst-case Year 2000 scenarios. As of September 30, 1998, the Company believes that its worst-case Year 2000 scenario would involve, at a minimum, the inability to upgrade certain customers to Year 2000 compliant versions of its software prior to December 31, 1999 as a result of a potential labor resource shortage. Based upon the availability of labor resources to the Company to address Year 2000 issues to date, the Company believes that adequate labor resources are available to achieve timely completion of its Year 2000 projects. However, no assurances can be made that adequate labor resources will continue to be available as the Year 2000 approaches.

     At this time, and based upon current labor costs and availability of labor resources, the Company continues to estimate its costs to address Year 2000 issues at $5.5 million. Of this amount, approximately $1.3 million had been expended as of September 30, 1998.

10. On October 19, 1998, the Company signed a definitive Merger Agreement with Affiliated Computer Services, Inc. ("ACS") under which the Company will be acquired by and merged into a subsidiary of ACS. ACS commenced a cash tender offer for approximately 51% of the fully-diluted shares of BRC at a price of $19.00 per share. The Merger Agreement also provides that subsequent to the consummation of the cash tender offer, ACS will acquire all remaining outstanding shares of BRC at $19.00 per share in cash.
     In connection with the tender offer, ACS and the Company have filed Schedules 14D-1 and 14D-9, respectively. The merger agreement is subject to certain conditions, including regulatory and shareholder approvals.

     Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit against the Company, ACS Acquisition Corporation ("ACS Acquisition"), ACS, and the directors of BRC, making certain allegations regarding the negotiation and contents of the Merger Agreement and the Company's public disclosure relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% of the fully-diluted shares of BRC or the consummation of any transaction contemplated in the Merger Agreement. The Company intends to vigorously defend itself in the lawsuit and does not currently believe that the lawsuit will have a material adverse effect on the operations or financial condition of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Considerations

On October 19, 1998, the Company announced that it has signed a definitive agreement with Affiliated Computer Services, Inc. ("ACS") under which BRC will be acquired by and merged into a subsidiary of ACS. ACS commenced a cash tender offer for approximately 51% of the fully-diluted shares of BRC at a price of $19.00 per share. The merger agreement is subject to certain conditions, including regulatory approvals and approval of the merger by the shareholders of BRC. Upon satisfaction of these conditions, ACS will acquire all of the remaining shares of common stock of BRC at a price of $19.00 per share in cash. Based on the Company's 13.7 million outstanding common shares at September 30, 1998, the gross transaction value for all shares is approximately $261 million. (See Item 5).

Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit in Delaware Chancery Court against BRC, ACS Acquisition Corporation ("ACS Acquisition"), ACS and the directors of BRC, making certain allegations regarding the negotiation and contents of the Merger Agreement among BRC, ACS and ACS Acquisition and BRC's public disclosures relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% (on a fully-diluted basis) of the outstanding common stock of BRC or the consummation of any transaction contemplated in the related Merger Agreement. (See Note 10 to the unaudited consolidated condensed financial statements and Item 5 hereto).

Statements about the Company's outlook and all other statements in this 10-Q other than historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting certain important factors, especially the timing and magnitude of technological advances; market responses to the Company's product and service offerings, pricing pressures, results from litigation, the timely development and acceptance of new products and services, changes in customer preferences, inventory risks due to shifts in market demand, costs and liabilities associated with the compliance of the Company-provided computer software and hardware with the Year 2000 date convention and the successful consummation of the transactions contemplated in the merger agreement discussed above. Consequently, the actual results realized by the Company could differ materially from the statements made herein. Shareholders and all other readers of this Form 10-Q are cautioned not to place an undue reliance on the forward-looking statements made herein.

Discontinued Operations

On November 20, 1997, the Company and its wholly-owned subsidiary, Business Records Corporation, consummated the divestiture of its business of providing goods and services utilized by public authorities in the conduct of elections. In connection with the divestiture, the Company agreed to operate the Berkeley, California and Rockford, Illinois facilities for the benefit of the acquirers for transition periods which are currently expected to end in November 1998. Accordingly, the Company has continued to reflect the activity of these operations as a discontinued operation through September 30, 1998. (See Note 6 to the unaudited consolidated condensed financial statements).

Revenues from election products and services associated with the Company's provision of transition services to ES&S and Sequoia constituted approximately 3% of the Company's combined revenues from continuing and discontinued operations during the third quarter and first nine months of 1998. This compared to 24% and 19% of total revenues during the third quarter and first nine months of 1997, respectively.

Acquisitions

In February 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the assets and operations of MIDS, Inc. ("MIDS") for $7.2 million.
MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of approximately $5.4 million in 1997. The purchase price consisted of $3.4 million in cash and $3.8 million in the Company's common stock. See Note 5 to the unaudited consolidated condensed financial statements.

In May 1998, a subsidiary of the Company purchased the assets and operations of The Tenacity Manufacturing Company, ("Tenacity") a Cincinnati, Ohio-based producer of government records management products. Tenacity was purchased for $1.8 million in cash. Tenacity had annual revenues of approximately $2.7 million in 1997. See Note 5 to the unaudited consolidated condensed financial statements.

Status of Year 2000 Issues

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As the Year 2000 approaches, these code fields will need to accept four digit entries to distinguish years beginning with "19" from those beginning with "20". As a result, computer systems and/or software products used by many of the Company's customers may need to be upgraded to comply with such Year 2000 requirements. The Company is currently expending resources to remediate or replace its products and services as well as its internal use software in order to ensure those products, services and systems are Year 2000 ready.

In 1996, the Company began the process of evaluating the extent of its Year
2000 date convention problems within its software products sold or licensed to customers and the obligations it may have under software support, outsourcing and other service contracts with existing customers. Additionally, during 1996 the Company reviewed its internal accounting systems to determine the scope and extent of the Year 2000 date conversion problem with respect to these systems. Based on these evaluations, during 1996 and 1997, the Company has dedicated extensive resources to reprogramming its tax and financial software packages licensed to government entities and expects to complete the upgrade process with customers to Year 2000 compliant software by August 1999. The Company's EmStat software has also undergone extensive reprogramming efforts and installation of a new Year 2000 compliant version at customer sites is expected to be completed by April 1999. The Company's dental and vision care softwares are also in varying stages of reprogramming and the Company expects to offer Year 2000 compliant versions during 1999. The contracts under which the Company provides customers with on-site information systems management outline varying degrees of responsibility for Year 2000 compliant hardware and software, ranging from financial responsibility for the systems to simply advising on customer-sponsored Year 2000 projects. The government records management business is currently updating its records indexing software to a Year 2000 compliant version. Software and hardware will need to be replaced at most customer sites to become Year 2000 compliant. Internally, the Company upgraded its accounting systems to Year 2000 compliant software in March 1998, and expects to complete conversion of peripheral software by March 1999.

With respect to Year 2000 issues relating to third parties with which the Company has a material relationship, the Company is in the process of obtaining Year 2000 certification documentation. The Company believes that its key vendors are addressing Year 2000 issues in a satisfactory manner, however, the Company can make no assurances that all vendors will be Year 2000 compliant in a timely fashion. In the event that third parties with which the Company relies upon to conduct business, such as telephone, electric and other utility providers, are not Year 2000 compliant in a timely fashion, material adverse conditions could arise.

Currently, the Company has not developed a contingency plan to address its most reasonably likely worst-case Year 2000 scenarios. As of September 30, 1998, the Company believes that its worst-case Year 2000 scenario would involve, at a minimum, the inability to upgrade certain customers to Year 2000 compliant versions of its software prior to December 31, 1999 as a result of a potential labor resource shortage. Based upon the availability of the labor resources to the Company to address Year 2000 issues to date, the Company believes that adequate labor resources are available to achieve timely completion of its Year 2000 projects. However, no assurances can be made that adequate labor resources will continue to be available as the Year 2000 approaches.

At this time, and based upon current labor costs and availability of labor resources, the Company continues to estimate its costs to address Year 2000 issues at $5.5 million. Of this amount, approximately $1.3 million had been expended as of September 30, 1998.

Three Months Ended September 30, 1998 and 1997

Revenues from continuing operations for the third quarter of 1998 increased $7.6 million, or 29%, over those reported during the third quarter of 1997. The Company experienced revenue growth in most of its product lines during the third quarter. Specifically, significant growth was reported by information systems and services to governmental customers which increased $4.8 million, or 65%, when compared to the third quarter of 1997. When including revenues associated with information systems and services provided to health care clients, total information systems and services increased by $4.1 million, or 25%. Revenues from the Company's government records management business increased by $1.9 million, or 29%, as compared to the previous year, while consulting services revenues grew $1.4 million, or 46%. These changes in revenues are discussed in further detail below.

Information systems and services revenues increased $4.1 million during the third quarter of 1998 as a result of revenues generated from new on-site systems management contracts with the cities of Carrollton, Texas, and Riverside, California. These contracts and additional special project revenues generated increased revenues from government customers of $4.3 million over the third quarter of 1997. After adjusting for the mid-quarter 1997 acquisition of MCSI, this business unit reported third quarter 1998 revenue growth of $0.7 million, or 88%, over the third quarter of 1997. This increase can be attributed to growth in the customer base and a broadening of the services provided. These revenue increases were offset by a decrease in revenues of $0.7 million, or 8%, from on-site systems management services provided to health care accounts. This decrease can be attributed to the attrition of such accounts during 1997 and 1996.

Government records management revenues increased $1.9 million, or 29%, during the third quarter of 1998 when compared to the third quarter of 1997. This increase is attributed to a growth in customer base and favorable economic conditions which have generated a significant increase in the number of real estate transactions required to be recorded by government entities. In addition, binder sales increased by $0.9 million, or 52%, over the third quarter of 1997 primarily as a result of the acquisition of The Tenacity Manufacturing Company during the second quarter of 1998. (See Note 5 to the unaudited consolidated condensed financial statements).

Consulting services revenues increased $1.4 million, or 46%, in the third quarter of 1998 as compared to the same period last year. This increase is a result of the acquisition of MIDS in February of this year which reported third quarter revenues of $2.1 million. This increase in revenues was partially offset by a decrease in revenues of The Pace Group due to the completion of several large, non-recurring consulting engagements in the second half of 1997.

Millennium services revenues were $0.6 million for the third quarter of 1998. This business unit did not generate significant revenues in 1997 during its start-up phase. While the Company currently anticipates continued growth in revenues from millennium services within the next 15 months, there can be no certainty that potential customers will select the Company's methodology for addressing their Year 2000 concerns.

In July 1997 the Company sold its title services business which accounted for other revenues during the second quarter of 1997 of $0.4 million.

The Company's gross margins for the third quarters of 1998 and 1997 were 31% and 28%, respectively. This increase in margins can be attributed to the government records management business where significant revenue growth has been achieved with minimal additional personnel costs.

Selling, general and administrative expenses increased from 17% of revenues in the third quarter of 1997 to 18% of revenues during the third quarter of 1998. This increase can be substantially attributed to additional personnel costs incurred to enable and support the Company's revenue growth.

Nine Months Ended September 30, 1998 and 1997

Revenues from continuing operations for the first nine months of 1998 were $13.9 million, or 18%, greater than those reported during the first nine months of 1997. Year to date information systems and services and government records management revenues increased $9.0 million, or 19%, and $3.4 million, or 17%, respectively, when compared to the first nine months of 1997. Millennium services reported revenues of $2.9 million for the first nine months of 1998, and MIDS, acquired in February of 1998, contributed $4.8 million in revenues year to date.

The increase in information systems and services revenues of $9.0 million, or 19%, during the first nine months of 1998, is primarily related to new on-site systems management contracts and additional special project revenues generated in the government sector of $8.5 million over the first nine months of 1997. In addition, the Company's CSI and MCSI business units which were acquired in May and July, 1997, respectively, reported revenues of $4.8 and $2.1 million, respectively, during the first nine months of 1998. These additional revenues were offset by decreased revenues of $5.8 million from on-site systems management services provided to health care accounts. This decrease can be attributed to the cancellation of large contracts during 1997 and 1996.

Government records management revenues increased $3.4 million, or 17%, during the first nine months of 1998 when compared to the first nine months of 1997. This growth is attributed to additional sales in all products lines and services of this business as a result of increased real estate transactions associated with positive economic conditions nationwide coupled with an expanded customer base. In addition, the Company's binders business unit sales increased in the first nine months of 1998 by $1.4 million, or 25%, over the first nine months of 1997.

Consulting services revenues increased by $1.5 million, or 14%, in the first nine months of 1998 as compared to the same period last year. This increase in revenues can primarily be attributed to additional revenues of $4.8 million generated by the Company's acquisition of MIDS in February of this year. This increase was substantially offset due to the completion of several large, non-recurring consulting engagements by The Pace Group during 1997.

For the first nine months of 1998, revenues from millennium services were $2.9 million. As previously mentioned, this business unit was in the start-up phase during 1997 and no significant revenues were generated during that period of time.

Other revenues associated with the Company's title services business which was sold in July 1997 accounted for $2.8 million in revenues during the first nine months of 1997.

The Company's gross margins for the first nine months of 1998 and 1997 were consistent at 30%. Gross margins in government records management have increased when compared to the first nine months of 1997 as a result of substantial revenue growth, as previously discussed, with minimal increase in costs. However, other product lines, such as technology outsourcing and the healthcare-related softwares, have reported decreased gross margins when compared to the first nine months of 1997 as Year 2000 issued with to existing customers are being addressed. It should also be noted that the Company has experienced a shift from higher margin healthcare technology outsourcing contracts which terminated in 1997 and 1996 to lower margin services provided by MCSI and CSI which were acquired during 1997.

Selling, general and administrative expenses remained constant at 19% of revenues for the first nine months of 1998 and 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had net working capital (total current assets minus total current liabilities) of $89.8 million. This represents a $55.0 million increase in working capital since December 31, 1997. This can be attributed to a $33.2 million increase in cash equivalents and short-term investments as the Company has shifted from longer term instruments to short-term investments and generated additional cash reserves of $6.1 million. During June 1998, the Company received $11.3 million in proceeds associated with the sale of a promissory note received in connection with the divestiture of the Company's election business. (See Note 6 to the unaudited consolidated condensed financial statements). Proceeds from this note contributed to the increase in short-term investment balances. The $9.4 million increase in accounts receivable since December 31, 1997, is primarily related to increased customer billings by the millennium services and government information systems and services business units as a result of the revenue growth previously discussed. The acquisition of MIDS and Tenacity also increased accounts receivable balances by $2.3 million. In addition, the Company reflected a $9.6 million reduction in accrued income taxes which was primarily related to the payment of taxes associated with the sale of the elections business. As of September 30, 1998, the Company's total current assets were 4.9 times total current liabilities.

Net cash provided by operating activities from continuing operations during the first nine months of 1998 decreased by $7.8 million when compared to the first nine months of 1997. This change is primarily due to a decrease in cash provided from accounts receivable of $11.0 million as balances have increased due to the Company's revenue growth. In addition, other liabilities have increased in 1998 due to additional compensation-related accruals associated with increased profits, and increased deferred revenues associated with new customer contracts where customer invoicing precedes revenue recognition.
The change in other assets in the third quarter of 1998 when compared to the third quarter of 1997 represents an increase in cash used of $1.3 million.
This increase can be attributed to the prepayment of millennium consulting services and increases in accrued interest receivable. Net cash used in operating activities of discontinued operations included income taxes paid of $12.5 million in connection with the gains on divestiture of the election business.

Cash flows provided by investing activities of continuing operations increased $10.0 million in the first nine months of 1998 when compared to the first nine months of 1997. As mentioned above, the Company received $11.3 million in payments from a promissory note received in connection with the divestiture of the Company's election business. The note was sold for $11.2 million at a gain, net of taxes and commissions, of $0.8 million. In addition, notes receivable additions during the first nine months of 1998 decreased $9.9 million when compared to the first nine months of 1997. This decrease is a result of a shift away from Company-financed hardware sales to customers. These increases in cash provided by investing activities have been offset by minor increased capital expenditures and a reduction in proceeds from installment receivables of $0.5 and $0.4 million, respectively. In addition, net long-term investment activity resulted in a $0.6 million increase in the use of funds when compared to the first nine months of 1997.

Cash flows used in financing activities decreased $3.7 million in the first nine months of 1998 when compared to the first nine months of 1997. During the first nine months of 1997 the Company purchased $10.2 million in treasury stock, compared to $7.2 million of such purchases during the first nine months of 1998. In addition, proceeds from common stock were slightly higher in 1998 by $0.4 million when compared to 1997 while cash used to pay down lease obligations decreased by $0.3 million.

Due to continuing positive cash flows from existing operations and anticipated future exercises of stock options, the Company generally foresees experiencing positive cash flows during the coming year.

The Company is not currently subject to any material indebtedness or aware of any liabilities which would cause it to believe it will be subject to a materially adverse long-term liquidity position. Due to the foregoing, and its working capital position, the Company does not maintain any active lines of credit.

                       PART II.  OTHER INFORMATION


Item 5.  Other Information

On October 19, 1998, the Company announced that it had signed a definitive agreement with Affiliated Computer Services, Inc. ("ACS") under which BRC will be acquired by and merged into a subsidiary of ACS. ACS commenced a cash tender offer for approximately 51% of the fully-diluted shares of BRC at a price of $19.00 per share. The merger agreement is subject to certain conditions, including regulatory approvals and approval of the merger by the shareholders of BRC. Upon satisfaction of these conditions, ACS will acquire all of the remaining shares of common stock of BRC at a price of $19.00 per share in cash. Based on the Company's 13.7 million outstanding common shares, the gross transaction value for all shares is approximately $261 million as of September 30, 1998.

On October 23, 1998, ACS filed, with the Securities and Exchange Commission, a
Schedule 14d-1, offering to purchase 51%, on a fully-diluted basis, of the Company's outstanding common stock. Also on October 23, 1998, the Company filed, with the Securities and Exchange Commission, a Schedule 14d-9 relating to ACS's offer to purchase the Company's common stock.

Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit in Delaware Chancery Court against BRC, ACS Acquisition Corporation ("ACS Acquisition"), ACS and the directors of BRC, making certain allegations regarding the negotiation and contents of a Merger Agreement among BRC, ACS and ACS Acquisition and BRC's public disclosures relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% (on a fully-diluted basis) of the outstanding common stock of BRC or the consummation of any transaction contemplated in the related Merger Agreement. (See Note 10 to the unaudited consolidated condensed financial statements). In addition, on November 4, 1998, Matador Capital Management Corporation filed a Schedule 14d-9 with regard to the Company's common stock. The Company's stockholders are encouraged to review the filings, together with such amendments thereto as may be filed from time to time, for information regarding ACS's offer to purchase the Company's common stock and responses by the Company and third parties relating to that offer. All statements made in this Report on Form 10-Q are qualified in their entirety by reference to the more complete descriptions and other material contained in such Schedules 14d-1 and 14d-9, together with any amendments thereto.

Item 6.  Exhibits and Reports on Form 8-K

 A.  Exhibits

      27. Financial Data Schedule for the Nine Months Ended September 30, 1998. (Pursuant to Item 601(c)(iv) of Regulation S-X, the Financial Data Schedule is not deemed to be "filed" for purpose of Section 11 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended.)

 B.  Reports on Form 8-K

      During the period from July 1, 1998 through September 30, 1998 the Company did not file a Current Report on Form 8-K.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BRC HOLDINGS, INC.

                                  (Registrant)

                                       By




Date: November 12, 1998             /s/ J. L. Morrison
                                    J. L. Morrison
                                    President and Chief Operating Officer





Date: November 12, 1998             /s/ Thomas E. Kiraly
                                    Thomas E. Kiraly
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)