Form 10-Q/A
period 1998-09-30
BRC HOLDINGS INC
filed 1999-02-24
CIK 205219

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ----------
                                   Form 10-Q/A


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


                          Commission File Number 0-8615
                                                 ------


                               BRC HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      75-1533071
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

          1111 West Mockingbird Lane, Suite 1400, Dallas, Texas 75247
         ---------------------------------------------------------------
              (Address of principal executive including zip code)

Registrant's telephone number, including area code    (214) 688-1800
                                                  ----------------------------

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes    X      No
                                                    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                             Outstanding at September 30, 1998
---------------------                 -----------------------------------------
Common Stock                                       13,738,144
$.10 Par Value

                                Explanatory Note

Items 1 and 2 of Part I of the Company's Form 10-Q, setting out financial statements and Management's Discussion and Analysis respectively, have been amended to transfer certain nonfinancial information from the footnotes to the Company's Management's Discussion and Analysis.

                               BRC HOLDINGS, INC.


                                      INDEX


                                                                                                   PAGE
Part I.  Financial Information (Unaudited)

             Consolidated Condensed Balance
             Sheets - September 30, 1998 and
             December 31, 1997                                                                      1

             Consolidated Condensed Statements
             of Income - Three Months Ended
             September 30, 1998 and 1997                                                            2

             Consolidated Condensed Statements
             of Income - Nine Months Ended
             September 30, 1998 and 1997                                                            3

             Consolidated Condensed Statement of
             Shareholders' Equity - Nine Months
             Ended September 30, 1998 and Year
             Ended December 31, 1997                                                                4

             Consolidated Condensed Statements
             of Cash Flows - Nine Months Ended
             September 30, 1998 and 1997                                                            5

             Notes to Consolidated Condensed Financial
             Statements                                                                             6

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                         10


Part II. Other Information                                                                         17

                          PART I. FINANCIAL INFORMATION


                               BRC HOLDINGS, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                    September 30,     December 31,
                                                       1998              1997
                                                   -------------     -------------
ASSETS

Current assets:

Cash and cash equivalents .....................    $   1,366,000     $   6,464,000
Short-term investments ........................       63,431,000        25,084,000
Accounts receivable, net ......................       30,457,000        21,094,000
Current portion of installment and
 notes receivable .............................        5,176,000         5,539,000
Inventories (Note 3) ..........................        1,925,000         1,585,000
Deferred tax asset ............................        6,783,000         4,623,000
Interest receivable on investments ............        1,572,000         1,831,000
Other current assets ..........................        2,236,000         1,446,000
                                                   -------------     -------------
  Total current assets ........................      112,946,000        67,666,000

Property, plant and equipment .................       39,081,000        39,268,000
 Less accumulated depreciation ................      (27,671,000)      (28,084,000)
                                                   -------------     -------------
                                                      11,410,000        11,184,000

Long-term investments (Note 4) ................       38,445,000        77,833,000
Long-term installment and notes
  receivable ..................................        8,115,000        19,398,000
Goodwill and intangibles, net .................       26,506,000        22,867,000
Other assets ..................................        4,079,000         3,162,000
                                                   -------------     -------------

Total assets ..................................    $ 201,501,000     $ 202,110,000
                                                   =============     =============

LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:

 Accounts payable .............................    $   3,315,000     $   2,671,000
 Accrued liabilities ..........................       18,005,000        18,692,000
 Accrued income taxes .........................        1,526,000        11,148,000
 Current portion of notes and capital
  leases ......................................          295,000           304,000
                                                   -------------     -------------
  Total current liabilities ...................       23,141,000        32,815,000

Long-term notes and capital leases ............             --             144,000
Deferred tax liability ........................        2,036,000         1,723,000

Shareholders' Equity:

Common stock ..................................          719,000           719,000
Additional paid-in capital ....................       81,081,000        80,414,000
Retained earnings .............................      104,684,000        94,397,000
Treasury stock (Note 7) .......................      (10,160,000)       (8,102,000)
                                                   -------------     -------------
  Total shareholders' equity ..................      176,324,000       167,428,000
                                                   -------------     -------------

Total liabilities and shareholders'
  equity ......................................    $ 201,501,000     $ 202,110,000
                                                   =============     =============





See accompanying Notes to the Consolidated Condensed Financial Statements.

                               BRC HOLDINGS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                               Three Months Ended September 30,

                                                     1998           1997
                                                 -----------    -----------

Revenues ....................................    $33,966,000    $26,321,000

Cost of products and services ...............     23,345,000     18,985,000
Selling, general and administrative .........      6,266,000      4,492,000
                                                 -----------    -----------
                                                  29,611,000     23,477,000
                                                 -----------    -----------

Operating profit ............................      4,355,000      2,844,000
Interest income, net ........................      1,646,000      1,044,000
                                                 -----------    -----------

Income from continuing operations
 before income taxes ........................      6,001,000      3,888,000
Income taxes ................................      2,380,000      1,565,000
                                                 -----------    -----------

Income from continuing operations ...........      3,621,000      2,323,000
Income from discontinued operations
 (Note 6) (net of income tax of $27,000
 in 1998 and $160,000 in 1997) ..............         40,000        241,000
                                                 -----------    -----------
Net income ..................................    $ 3,661,000    $ 2,564,000
                                                 ===========    ===========


Earnings per share (Note 8):

 Basic:
  Income from continuing operations .........    $       .26    $       .17
  Income from discontinued operations .......           --              .02
                                                 -----------    -----------
                                                 $       .26    $       .19
                                                 ===========    ===========

 Average shares .............................     14,070,000     13,796,000

 Diluted:
  Income from continuing operations .........    $       .26    $       .17
  Income from discontinued operations .......           --              .01
                                                 -----------    -----------
                                                 $       .26    $       .18
                                                 ===========    ===========

 Average shares .............................     14,245,000     14,059,000


Cash dividends per share ....................    $      --      $      --
                                                 ===========    ===========






See accompanying Notes to the Consolidated Condensed Financial Statements.

                               BRC HOLDINGS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)





                                                   Nine Months Ended September 30,

                                                       1998            1997
                                                   ------------    ------------


Revenues ......................................    $ 93,335,000    $ 79,455,000

Cost of products and services .................      65,772,000      55,622,000
Selling, general and administrative ...........      18,017,000      15,282,000
                                                   ------------    ------------
                                                     83,789,000      70,904,000
                                                   ------------    ------------

Operating profit ..............................       9,546,000       8,551,000
Interest income, net ..........................       5,871,000       3,043,000
                                                   ------------    ------------

Income from continuing operations
 before income taxes ..........................      15,417,000      11,594,000
Income taxes ..................................       6,153,000       4,639,000
                                                   ------------    ------------

Income from continuing operations .............       9,264,000       6,955,000
Income (loss) from discontinued
 operations (Note 6) (net of income tax
 expense (benefit) of $683,000 in 1998
 and $(360,000) in 1997) ......................       1,024,000        (540,000)
                                                   ------------    ------------
Net income ....................................    $ 10,288,000    $  6,415,000
                                                   ============    ============


Earnings per share (Note 8):

 Basic:
  Income from continuing operations ...........    $        .66    $        .50
  Income (loss) from discontinued
   operations .................................             .07            (.04)
                                                   ------------    ------------
                                                   $        .73    $        .46
                                                   ============    ============

 Average shares ...............................      14,083,000      14,003,000

 Diluted:
  Income from continuing operations ...........    $        .65    $        .49
  Income (loss) from discontinued
   operations .................................             .07            (.04)
                                                   ------------    ------------
                                                   $        .72    $        .45
                                                   ============    ============

 Average shares ...............................      14,347,000      14,261,000


Cash dividends per share ......................    $       --      $       --
                                                   ============    ============



See accompanying Notes to the Consolidated Condensed Financial Statements.

                               BRC HOLDINGS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                            Common         Additional
                                          Stock $.10         Paid-In         Retained          Treasury
                                           par Value         Capital         Earnings            Stock
                                         -------------    -------------    -------------     -------------

Balance at December 31, 1996 ........    $     716,000    $  79,375,000    $  74,105,000     $        --

 Net income .........................             --               --         20,250,000              --
 Purchase of common stock for
  treasury (Note 7) .................             --               --               --         (10,225,000)
 Exercise of stock options ..........            3,000          845,000         (154,000)        2,123,000
 Stock option tax benefits ..........             --            194,000          196,000              --
                                         -------------    -------------    -------------     -------------

Balance at December 31, 1997 ........          719,000       80,414,000       94,397,000        (8,102,000)

 Net income .........................             --               --         10,288,000              --
 Exercise of stock options ..........             --               --             (1,000)        1,932,000
 Purchase of common stock for
  treasury (Note 7) .................             --               --               --          (7,228,000)
 Stock option tax benefits ..........             --            155,000             --                --
 Stock issued for acquisition
   (Notes 5 and 7) ..................             --            512,000             --           3,238,000
                                         -------------    -------------    -------------     -------------

Balance at September 30, 1998 .......    $     719,000    $  81,081,000    $ 104,684,000     $ (10,160,000)
                                         =============    =============    =============     =============



                               BRC HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended September 30,

                                                                           1998             1997
                                                                       ------------     ------------
Cash flows from operating activities:
  Net income ......................................................    $ 10,288,000     $  6,415,000
  Adjustments to reconcile net income to net cash
    from continuing operations:
    (Income) loss from discontinued operations ....................      (1,023,000)         540,000
    Depreciation ..................................................       3,621,000        5,144,000
    Amortization ..................................................       1,745,000        1,464,000
    Amortization of bond premium ..................................         801,000          750,000
    Loss on disposal of assets ....................................         110,000          269,000
    Deferred income tax ...........................................      (1,847,000)         256,000
  Changes in assets and liabilities:
    Accounts receivable ...........................................      (7,786,000)       3,259,000
    Inventories ...................................................        (151,000)        (223,000)
    Other assets ..................................................       1,721,000          417,000
    Accounts payable ..............................................         408,000         (663,000)
    Other liabilities .............................................         529,000       (1,422,000)
                                                                       ------------     ------------
  Net cash provided by continuing operations ......................       8,416,000       16,206,000

  Net cash provided by (used in) discontinued operations:
      Operating/transition activities .............................         222,000        7,808,000
      Payment of taxes on divestiture .............................     (12,524,000)            --
                                                                       ------------     ------------

Net cash (used in) provided by operating activities ...............      (3,886,000)      24,014,000
                                                                       ------------     ------------

Cash flows from investing activities:
  Capital expenditures ............................................      (2,992,000)      (2,470,000)
  Capital expenditures of discontinued operations .................            --         (1,038,000)
  Purchase of investments .........................................     (21,877,000)     (38,446,000)
  Redemption of investments .......................................      19,817,000       37,024,000
  Proceeds from sale of business units ............................      11,216,000          481,000
  Acquired businesses (Note 5) ....................................      (4,999,000)      (4,824,000)
  Additions to installment receivables ............................        (700,000)      (1,686,000)
  Proceeds from installment receivables ...........................       3,773,000        4,124,000
                                                                       ------------     ------------

Net cash provided by (used in) investing activities ...............       4,238,000       (6,835,000)
                                                                       ------------     ------------

Cash flows from financing activities:
  Principal payments on capital leases ............................        (153,000)        (424,000)
  Issuance of common stock ........................................       1,931,000        1,529,000
  Purchases of treasury stock .....................................      (7,228,000)     (10,225,000)
                                                                       ------------     ------------

Net cash used in financing activities .............................      (5,450,000)      (9,120,000)
                                                                       ------------     ------------

Increase (decrease) in cash and cash equivalents ..................      (5,098,000)       8,059,000
Cash and cash equivalents at beginning of period ..................       6,464,000        7,089,000
                                                                       ------------     ------------

Cash and cash equivalents at end of period ........................    $  1,366,000     $ 15,148,000
                                                                       ============     ============


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

See accompanying Notes to the Consolidated Condensed Financial Statements.

                               BRC HOLDINGS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The interim consolidated condensed financial statements included herein have been prepared by BRC Holdings, Inc. (BRC) (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1997 annual report on Form 10-K. In the opinion of management, the consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997. These adjustments include recurring accruals and a pro rata portion of certain estimated expenses. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. Management believes that the procedures followed in preparing these consolidated condensed financial statements are reasonable under the circumstances, but the accuracy of the amounts in the financial statements are in some respects dependent upon facts that will exist and procedures that will be performed by the Company later in the fiscal year.

         On March 3, 1998, the Board of Directors of the Company voted to issue a 100% common stock dividend to shareholders of record on March 20, 1998. The distribution date for the common stock was April 6, 1998. As a result, all historical weighted-average shares and EPS data have been retroactively restated.

         Revenue Recognition - In October 1997, Statement of Position 97-2, Software Revenue Recognition (SOP 97-2) was issued and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. SOP 97-2 supersedes SOP 91-1 and is effective for transactions entered into during fiscal years beginning after December 15, 1997. SOP 97-2 was adopted by the Company effective January 1, 1998; however, on March 31, 1998, Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, (SOP 98-4) was issued, which defers for one year the effective date of certain provisions of SOP 97-2. The Company believes it is currently in compliance with SOP 97-2, as amended by SOP 98-4.

         Comprehensive Income - In June 1997, Statement of Financial Accounting Standards No. 130, "Comprehensive Income was issued. This statement was adopted by the Company effective January 1, 1998. The Company has no comprehensive income to report for the periods presented. The Company expects to present any future comprehensive income amounts as a component of the Consolidated Statements of Shareholders' Equity.

2. The provision for income tax is based on the estimated annual rate. Certain reclassifications of the September 30, 1998 balances between current income tax and deferred income tax may be necessary at year end to reflect the annual computation of differences between book and tax income.

3.       Inventories consist of the following:


                                        September 30,  December 31,
                                            1998          1997
                                         ----------    ----------

Raw materials and supplies ..........    $1,444,000    $1,438,000
Work in progress ....................          --            --
Finished goods ......................       481,000       147,000
                                         ----------    ----------
Total inventories ...................    $1,925,000    $1,585,000
                                         ==========    ==========


4. Long-term investments includes a $5,027,500 minority investment in equity securities of MatriDigm Corporation (MatriDigm), a privately-held information technology firm, headquartered in San Jose, California. MatriDigm specializes in automated solutions to the "Year 2000" computer date recognition problem. On October 6, 1998, MatriDigm announced that it has executed a definitive Merger Agreement with Zitel Corporation, a publicly-traded information systems concern, headquartered in Fremont, California.

5. On February 28, 1998, a subsidiary of the Company purchased the assets and operations of MIDS, Inc. (MIDS), a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS was purchased for $3.4 million in cash and $3.8 million in common stock. In connection with the purchase, the Company recorded $4.6 million in goodwill which will be amortized over 25 years. MIDS had annual revenues of approximately $5.4 million in 1997.

         On May 31, 1998, a subsidiary of the Company purchased the assets and operations of The Tenacity Manufacturing Company (Tenacity), a Cincinnati, Ohio-based producer of products used in government records management. Tenacity was purchased for $1.8 million in cash. In connection with the purchase, the Company recorded $0.6 million in goodwill which will be amortized over 20 years. Tenacity had annual revenues of approximately $2.7 million in 1997.

6. On November 20, 1997, the Company consummated its sale of the assets of its election business to Election Systems and Software, Inc. ("ES&S") and the Sequoia Pacific Systems Division of The Smurfit Packaging Corporation (Sequoia). As a result of the sale, the Company entered into transition agreements to operate the Berkeley, California and Rockford, Illinois facilities for a maximum period of two years for the benefit of ES&S and Sequoia. Under its agreements with ES&S and Sequoia, BRC is to be reimbursed for costs it incurs during these transition periods. In July 1998, the Company received notice from ES&S and Sequoia that the transition periods would be concluded in November 1998 for both facilities. Accordingly, the Company will continue to reflect the activity of these operations as a discontinued operation through November 1998. The Company had no material net assets of discontinued operations as of September 30, 1998.

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

8. During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) which establishes standards for computing and presenting earnings per share (EPS). This statement requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted into or resulted in the issuance of common stock. In addition, the statement requires restatement of all prior-period EPS data. As such, EPS figures for 1997 have been restated.

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

                                                Three Months Ended September 30,
                                                --------------------------------
                                                      1998               1997
                                                --------------        ----------

Weighted-average shares ........................    14,070,000        13,796,000
Incremental shares from assumed
  conversions of stock options .................       175,000           263,000
                                                    ----------        ----------
Adjusted weighted-average shares ...............    14,245,000        14,059,000
                                                    ==========        ==========

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                    1998                 1997
                                                 ----------           ----------

Weighted-average shares ........................ 14,083,000           14,003,000
Incremental shares from assumed
  conversions of stock options .................    264,000              258,000
                                                 ----------           ----------
Adjusted weighted-average shares ............... 14,347,000           14,261,000
                                                 ==========           ==========

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

         Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit against the Company, ACS Acquisition Corporation (ACS Acquisition), ACS, and the directors of BRC, making certain allegations regarding the negotiation and contents of the Merger Agreement and the Company's public disclosure relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% of the fully-diluted shares of BRC or the consummation of any transaction contemplated in the Merger Agreement. The Company intends to vigorously defend itself in the lawsuit and does not currently believe that the lawsuit will have a material adverse effect on the operations or financial condition of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Considerations

On October 19, 1998, the Company announced that it has signed a definitive agreement with Affiliated Computer Services, Inc. (ACS) under which BRC will be acquired by and merged into a subsidiary of ACS. ACS commenced a cash tender offer for approximately 51% of the fully-diluted shares of BRC at a price of $19.00 per share. The merger agreement is subject to certain conditions, including regulatory approvals and approval of the merger by the shareholders of BRC. Upon satisfaction of these conditions, ACS will acquire all of the remaining shares of common stock of BRC at a price of $19.00 per share in cash. Based on the Company's 13.7 million outstanding common shares at September 30, 1998, the gross transaction value for all shares is approximately $261 million. (See Item 5).

Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit in Delaware Chancery Court against BRC, ACS Acquisition Corporation (ACS Acquisition), ACS and the directors of BRC, making certain allegations regarding the negotiation and contents of the Merger Agreement among BRC, ACS and ACS Acquisition and BRC's public disclosures relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% (on a fully-diluted basis) of the outstanding common stock of BRC or the consummation of any transaction contemplated in the related Merger Agreement. (See Note 9 to the unaudited consolidated condensed financial statements and Item 5 hereto).

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

Acquisitions

In February 1998, the Company's wholly-owned subsidiary, The Pace Group, acquired the assets and operations of MIDS, Inc. (MIDS) for $7.2 million. MIDS is a Tucson, Arizona-based provider of specialized case management and quality measurement software and related services for the healthcare industry. MIDS had revenues of approximately $5.4 million in 1997. The purchase price consisted of $3.4 million in cash and $3.8 million in the Company's common stock. (See Note 5 to the unaudited consolidated condensed financial statements.)

In May 1998, a subsidiary of the Company purchased the assets and operations of The Tenacity Manufacturing Company, (Tenacity) a Cincinnati, Ohio-based producer of government records management products. Tenacity was purchased for $1.8 million in cash. Tenacity had annual revenues of approximately $2.7 million in 1997. (See Note 5 to the unaudited consolidated condensed financial statements.)

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

The Company's gross margins for the first nine months of 1998 and 1997 were consistent at 30%. Gross margins in government records management have increased when compared to the first nine months of 1997 as a result of substantial revenue growth, as previously discussed, with minimal increase in costs. However, other product lines, such as technology outsourcing and the healthcare-related softwares, have reported decreased gross margins when compared to the first nine months of 1997 as Year 2000 issues with existing customers are being addressed. It should also be noted that the Company has experienced a shift from higher margin healthcare technology outsourcing contracts which terminated in 1997 and 1996 to lower margin services provided by MCSI and CSI which were acquired during 1997.

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

                           PART II. OTHER INFORMATION


Item 5. Other Information

On October 19, 1998, the Company announced that it had signed a definitive agreement with Affiliated Computer Services, Inc. (ACS) under which BRC will be acquired by and merged into a subsidiary of ACS. ACS commenced a cash tender offer for approximately 51% of the fully-diluted shares of BRC at a price of $19.00 per share. The merger agreement is subject to certain conditions, including regulatory approvals and approval of the merger by the shareholders of BRC. Upon satisfaction of these conditions, ACS will acquire all of the remaining shares of common stock of BRC at a price of $19.00 per share in cash. Based on the Company's 13.7 million outstanding common shares, the gross transaction value for all shares is approximately $261 million as of September 30, 1998.

On October 23, 1998, ACS filed, with the Securities and Exchange Commission, a
Schedule 14d-1, offering to purchase 51%, on a fully-diluted basis, of the Company's outstanding common stock. Also on October 23, 1998, the Company filed, with the Securities and Exchange Commission, a Schedule 14d-9 relating to ACS's offer to purchase the Company's common stock.

Subsequently, on November 2, 1998, the Company received notification that Matador Capital Management Corporation and certain of its affiliates have filed suit in Delaware Chancery Court against BRC, ACS Acquisition Corporation (ACS Acquisition), ACS and the directors of BRC, making certain allegations regarding the negotiation and contents of a Merger Agreement among BRC, ACS and ACS Acquisition and BRC's public disclosures relating thereto. Among other relief sought, the plaintiffs seek to enjoin the consummation of the tender offer commenced by ACS for 51% (on a fully-diluted basis) of the outstanding common stock of BRC or the consummation of any transaction contemplated in the related Merger Agreement. (See Note 9 to the unaudited consolidated condensed financial statements). In addition, on November 4, 1998, Matador Capital Management Corporation filed a Schedule 14d-9 with regard to the Company's common stock. The Company's stockholders are encouraged to review the filings, together with such amendments thereto as may be filed from time to time, for information regarding ACS's offer to purchase the Company's common stock and responses by the Company and third parties relating to that offer. All statements made in this Report on Form 10-Q are qualified in their entirety by reference to the more complete descriptions and other material contained in such Schedules 14d-1 and 14d-9, together with any amendments thereto.

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

                                             BRC HOLDINGS, INC.

(Registrant)

     By




Date: February 23, 1999                      /s/ Mark A. King
---------------------------------            ---------------------------------
                                             Mark A. King
                                             Executive Vice President
                                             Chief Financial Officer